Form 10-K
period 1994-01-02
COLOR TILE INC
filed 1994-04-04
CIK 276780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 2, 1994
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file no. 0-8777
                                COLOR TILE, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               75-1606185
- ------------------------------------                          ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

515 Houston Street, Fort Worth, Texas                                  76102
- --------------------------------------                              ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (817) 870-9400
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                            ----

Securities registered pursuant to Section 12(g) of the Act:                 None
                                                                            ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X       NO
                   -----        -----

All the common stock of the registrant is held by Color Tile Holdings, Inc., a Delaware corporation.

The number of shares of the registrant's common stock outstanding as of April 1, 1994 was 101.

                       (Exhibits Index Begins on Page 45)

                                COLOR TILE, INC.
                                   FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
Item                                                                   Page
- ----                                                                   ----

1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   14

4.   Submission of Matters to a Vote of Security Holders  . . . . . .   14

                                     PART II

5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters . . . . . . . . . . . . . . . .   15

6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . .   15

7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . . . .   18

8.   Financial Statements and Supplementary Data  . . . . . . . . . .   24

9.   Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure . . . . . . . . . . . . . .   24

                                    PART III

10.  Directors and Executive Officers of the Registrant . . . . . . .   25

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .   26

12.  Security Ownership of Certain Beneficial Owners
      and Management  . . . . . . . . . . . . . . . . . . . . . . . .   30

13.  Certain Relationships and Related Transactions . . . . . . . . .   34

                                     PART IV

14.  Exhibits, Financial Statement Schedules and
      Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .   38

                                     PART I

Item 1.  BUSINESS

General

     Color Tile, Inc. (collectively, with its subsidiaries, the "Company") , a Delaware corporation, is a nation-wide specialty retailer of floor covering products, principally serving the do-it-yourself, buy-it-yourself residential remodeling market and, to a lesser extent, the small contractor or commercial customer. Management believes that the Company is the largest specialty retailer of floor covering products in the United States based on sales. At January 2, 1994, the Company sold its line of products through 800 domestic Color Tile Stores (collectively "Color Tile Stores", whether Company owned ("Company Stores") or franchisee owned ("Franchised Stores")).

     The Company offers a broad selection of quality floor covering, wall covering and related products and accessories accompanied by a high level of customer service and support at prices competitive with other floor and wall covering retailers. The Company's product lines include glazed ceramic tile for floor and wall covering, resilient flooring (consisting of vinyl tile and sheet vinyl), carpeting, hardwood flooring (consisting of strip and plank flooring and parquet tile), window treatments and wall coverings. The Company also sells a full line of installation and maintenance materials (including adhesives, grouts, caulks, waxes, polishes and sealers) and tools for use in installing or maintaining the Company's principal products, and arranges professional installation for most of its products through local independent contractors.

     Management believes that the Company's most important competitive advantages are its nationwide store network, nationally recognized "Color Tile" and "ColorCarpet" trademarks and strong vendor relationships. The Company's strategy is to increase sales by expanding its product offerings, opening new Color Tile Stores and adding new channels of distribution, including direct-response retailing. The Company has expanded its special-order programs in order to offer the consumer a wider selection of products in each of the principal product categories sold in its stores. These special-order programs generally do not require significant additional investment in inventory.

     Since its founding in 1953, the Company has sold a broad selection of hard-surface flooring products. Ceramic tile is offered in a variety of sizes, colors, textures and finishes. Resilient flooring represents the Company's other principal hard-surface floor covering product line. Vinyl tile, the traditional do-it-yourself floor covering product, typically costs less per square foot and is easier to install than other types and styles of floor covering. In addition, the Company also sells a broad selection of wood flooring products. The Company sells it hard-surface flooring products primarily from in-stock supplies, supplemented by special-order programs.

     Since 1989, the Company has offered a full line of carpeting on a nation-wide basis using the trade name "ColorCarpet". The principal features of the

Company's carpet program are the marketing of carpet by color, rather than by style, and marketing of a broad assortment of carpets on a cut-to-order basis.

     In response to its successful introduction of carpeting, the Company has developed additional retail formats to increase further its penetration of the carpeting segment of the floor covering market. In 1992, the Company began developing two new retailing formats: Floors A Plenty, a "super-store" format, and ColorCarpet, a small specialty store format.

     Floors A Plenty is a free-standing "super-store" that targets customers who tend to be more value-conscious than Color Tile's existing customers and who perceive the super-store format as offering increased value. This format also targets small contractors and other commercial customers. The Company opened its first Floors A Plenty store in the Dallas-Fort Worth area in late 1992 and opened its second Floors A Plenty store in Cincinnati, Ohio during the first quarter of 1994. Floors A Plenty stores offer approximately 20,000 SKU's, of which approximately 10,000 are carpet SKU's.

     The Company developed a format of smaller, principally franchised specialty carpet stores operating under Color Tile's "ColorCarpet" trade name. During 1993, the Company opened the first two ColorCarpet stores in the Dallas-Fort Worth area. In the first quarter of 1994, the Company opened one additional ColorCarpet Store in the Dallas-Fort Worth area. ColorCarpet stores offer approximately 12,000 SKU's of carpeting in approximately 3,500 square feet of retail space. Carpeting represents approximately 80% of ColorCarpet store's total SKU's. A limited selection of hard-surface flooring products is also available.

     A typical Color Tile Store currently offers for sale approximately 17,000 SKU's, approximately 14,000 of which are devoted to special-order products (approximately 10,000 of which relate to carpet and approximately 4,000 of which relate to other products). The Company's special-order programs have grown significantly over the past four years, principally through the introduction of carpet in 1989. In 1990, the Company began selling window treatments on a special-order basis.

     The Company recently acquired the assets (the "ABF Assets") of American Blind Factory, Inc. ("ABF") and certain related entities and assumed certain liabilities in connection therewith through its new wholly-owned subsidiary, American Blind and Wallpaper Factory, Inc. ("ABWF"). ABF was a Detroit based direct-response marketing company engaged in the sale, on a special-order basis, of name-brand and private-label window treatments (blinds and similar products), and wall coverings at significant discounts from average retail prices.

     The Company's fiscal year ends on the Sunday nearest to December 31. All references herein to "1993", "1992" and "1991" refer to the 52 week or 53 week fiscal years ended January 2, 1994, January 3, 1993 and December 29, 1991, respectively. The fiscal year ended January 3, 1993 was comprised of 53 weeks.

Products

     The Company's principal product lines are ceramic tile, resilient flooring, carpeting and installation, and installation materials and tools. The table below indicates the approximate percentages of Company sales derived from each of these classes of products, and all other classes of products offered by the Company (including product installation) during the periods shown.



    Class of Products      1993   1992  1991
    -----------------      ----   ----  ----

 Ceramic Tile                24%   25%    25%
 Resilient Flooring          25    26     26
 Carpet and Installation     26    26     23
 Installation Materials
 and Tools                   14    14     16
 Other(1)                    11     9     10
                            ---   ----   ----
                            100%  100%   100%
                            ====  ====   ====
______________________

(1) Includes sales of window treatments, wallcoverings, wood flooring and sales by ABWF since November 1, 1993.

Ceramic Tile

     Since its founding, the Company has sold a broad selection of glazed ceramic tile used for floor covering and wall covering in a variety of sizes, colors, textures and finishes. In addition, the Company offers ceramic tile accent pieces and accessories to complement its basic ceramic tile products. Color Tile Stores sell ceramic tile primarily from in-stock supplies, supplemented by a special-order service for certain ceramic tile, marble and granite products that are targeted at a more affluent segment of the market than its in-stock ceramic tile products.

     The Company merchandises its ceramic tile products by offering its customers a high level of assistance in the selection and installation of its ceramic tile products, including advice from trained sales personnel (including "how to" clinics) and printed instructional materials for installation of the products.

     During 1993, approximately 19% of the ceramic tile products sold by the Company were manufactured at the Company's tile manufacturing facility located in Cleveland, Mississippi (the "Tile Facility"). See "Manufacturing." Approximately 29% of the ceramic tile products sold by the Company during this period were purchased from domestic suppliers and approximately 52% were imported from suppliers in Italy, Spain, Brazil and countries in the Far East, including Japan, Thailand and Korea.

Resilient Flooring

     Resilient flooring represents the Company's other traditional line of floor covering products and is available in either vinyl tile or sheet vinyl. Vinyl tile is the traditional do-it-yourself floor covering. Vinyl tile typically costs less per square foot and is easier to install than other types and styles of floor covering. Most of the Company's vinyl tile sales are made from a broad selection of patterns that are maintained in stock. Color Tile Stores also stock a limited assortment of sheet vinyl supplied by nationally recognized manufacturers. A more extensive selection of vinyl tile and sheet vinyl is available by special order.

Carpet and Installation

     Color Tile Stores offer a full line of carpeting under the "ColorCarpet" trade name. Approximately 10,000 different styles and colors of carpet are offered at a broad range of prices. The Company's sales personnel sell carpet principally by color rather than price. See "Advertising, Marketing and Merchandising." The Company does not inventory carpet, but orders directly from its suppliers on a "cut-to-order" basis upon receipt of a customer order and a deposit on the purchase price. Payment in full is due at the time of installation. The Company provides installation for its carpeting and other product lines through local independent contractors.

Window Treatments and Wallcoverings

     Color Tile Stores. Color Tile Stores also sell window treatments under the "WindowColors" trade name. Window treatments consist of window shades, blinds, wooden window coverings and related products. Window treatments are stocked on a limited basis by Color Tile Stores and are generally purchased from domestic suppliers upon receipt of customer orders and are shipped directly to the customer. Color Tile stores also offer a selection of brand name wallpaper.

     ABWF. ABWF's principal product lines include horizontal, vertical, pleated and wood blinds and wallpaper. ABWF features a broad range of name brands of vertical, horizontal, pleated and wood blinds, as well as a complete line of private-label blinds. Private-label blinds are manufactured by the brand-name product vendors and are of like quality. ABWF also features a broad selection of major name brands of wallpaper. Wallpaper is ordered by specific pattern number and book name and is available both directly from manufacturers or through various wholesale distributors. ABWF maintains a database of more than 30,000 wallpaper patterns, the majority of which have multiple vendor sources. The two-tiered distribution system for wallpaper provides ABWF with the opportunity to offer its customers a broad selection at a competitive cost.

Installation Materials and Tools

     Color Tile Stores generally carry a full line of tools, kits, installation materials and product care materials for use primarily in the installation and maintenance of floor covering and wall covering products. These products are generally sold in conjunction with the Company's principal floor and wall covering products.

     Over 90% of the installation and maintenance items sold in 1993, including adhesives, grouts, caulks, waxes, polishes and sealers, were manufactured at the Company's adhesives facility located in West Chicago, Illinois (the "Adhesives Facility"). See "Manufacturing." Other accessories, including brushes, rollers and other tools for product application or installation, are made to the Company's specifications and are generally sold under the Color Tile brand name.

Wood Flooring

     A broad selection of wood flooring (both strip and plank flooring and parquet tile) is offered by Color Tile in a variety of colors, widths and finishes. These products are generally targeted to a more affluent segment of the market than the Company's other floor covering products. During 1993, the Company obtained a substantial majority of the parquet tile and strip and plank wood flooring sold by the Company from its formerly owned Wood Plant located in Melbourne, Arkansas. The Company sold the Wood Plant in May 1992 and entered into a Supply Agreement with the purchaser pursuant to which the Company, subject to certain exceptions and minimum annual purchase requirements, agreed to purchase virtually all of its hardwood flooring requirements, and the purchaser agreed to supply the Company with such requirements, through 1998. See "Suppliers."

Franchising

     The Company's franchising program is designed to allow the Company to expand its network of Color Tile Stores geographically without substantial increases in its capital spending and working capital requirements. The Company's franchising program is focused generally in less populous markets

(e.g., 100,000 or less population) which historically would not support multiple locations and, therefore, do not enable the Company to achieve satisfactory operating, administrative and advertising efficiencies. In these smaller markets, the Company may either convert existing Company Stores to Franchised Stores or open new Franchised Stores, thus reducing the Company's capital investment while allowing the Company to receive the franchise fees and royalties provided by the sales and operation of such Franchised Stores.

     At January 2, 1994, 86 Franchised Stores were in operation (excluding nine Franchised Stores operating under the name "Factory Carpet" in Canada). During 1993, 56 Franchised Stores (excluding the nine Franchised Stores in Canada) were opened (including 26 Franchised Stores that were previously Company Stores), two Franchised Stores were closed and three Franchised Stores were reacquired by the Company and are currently operated as Company Stores. In April 1993, the Company introduced a new franchise program to offer prospective franchisees the opportunity to open a "ColorCarpet" store, which devotes substantially more of its sales area to sales and marketing of carpeting than a full line Color Tile Store.

     The typical Franchised Store is substantially identical to a Company Store. The Company generally obtains a lease for the Franchised Store, which it then subleases to the franchisee. The franchisee purchases leasehold improvements, fixtures and inventory. The Company provides its expertise in site selection, interior design, training, marketing and certain financing and accounting functions in return for an initial fee of $22,500. Thereafter, the Company receives royalties and an advertising fee based on gross sales of the Franchised Store.

Advertising, Marketing and Merchandising

     Sales promotions and advertising are developed centrally by the Company's in-house advertising department for use on a national basis. The Company creates and produces most of its own print advertising. An independent advertising firm produces television advertisements for the Company. The Company's advertising program includes network television, radio, print advertising and in-store displays.

     Expenditures for advertising and promotion purposes were approximately 7.2%, 8.0%, and 7.4% of net sales for 1993, 1992 and 1991, respectively. The Company also receives cooperative advertising contributions from certain of its suppliers of resilient flooring, carpet and other product categories.

     Each Color Tile Store is arranged to provide a broad selection of SKU's for each product line. In ceramic tile, the Company has developed a display format known as the "Great Wall of Tile" that presents many of the wall tile products sold in Color Tile Stores in a space-saving, easy-to-view display arranged by color. The Company has also developed a similar merchandising approach for carpeting through in-store displays of samples of its "ColorCarpet" product lines arranged by color group. By utilizing this approach, Color Tile Stores are able to offer carpeting customers a wider range of carpeting products than would be possible if the Company were to offer carpeting for sale from in-stock inventory.

     ABWF's primary means of generating new customers for blinds and wallpaper is through advertisements in women's and home-related magazines. Based on ABWF's high rates of repeat and referral business, ABWF continually analyzes its advertising program and sources of customers to optimize the cost benefit of its advertising. In addition, ABWF continually tests new magazines to increase consumer awareness of ABWF.

Retail Operations

     Store Operations. The Company operates a network of stores throughout the continental United States. The Company generally seeks to locate Color
Tile Stores on heavily traveled streets in locations where homes are at least five years old, the age at which the Company believes the first renovations or remodeling of homes often occurs. In selecting locations for Color Tile
Stores, the Company also attempts to obtain locations that are in proximity to other nationally recognized, high-volume retailers, which tend to generate substantial customer traffic for the shopping centers in which they are located. The Company also seeks to cluster Company Stores in populated areas to allow for greater operational, administrative and advertising efficiencies. The Company also operates 37 stores in seven provinces of Canada pending their disposition.

     The Company operates Color Tile stores in each of 49 states of the United States. At January 2, 1994, their geographic distribution was as follows:

            Number of Color Tile Stores (including Franchised Stores)

          Alabama . . . . . .    7           Nevada    . . . . .    4
          Arizona . . . . . .   12           New Hampshire . . .    5
          Arkansas  . . . . .    4           New Jersey    . . .   28
          California  . . . .   87           New Mexico  . . . .    3
          Colorado  . . . . .   18           New York  . . . . .   42
          Connecticut . . . .   15           North Carolina  . .   14
          Delaware  . . . . .    5           North Dakota  . . .    2
          Florida . . . . . .   46           Ohio  . . . . . . .   42
          Georgia . . . . . .   17           Oklahoma  . . . . .    6
          Hawaii  . . . . . .    1           Oregon  . . . . . .   10
          Idaho . . . . . . .    3           Pennsylvania  . . .   49
          Illinois  . . . . .   44           Rhode Island  . . .    4
          Indiana . . . . . .   22           South Carolina  . .    8
          Iowa  . . . . . . .   10           South Dakota  . . .    1
          Kansas  . . . . . .    6           Tennessee . . . . .   15
          Kentucky  . . . . .   11           Texas . . . . . . .   62
          Louisiana . . . . .   10           Utah  . . . . . . .    5
          Maine . . . . . . .    4           Vermont . . . . . .    1
          Maryland  . . . . .   19           Virginia  . . . . .   21
          Massachusetts . . .   20           Washington  . . . .   20
          Michigan  . . . . .   36           West Virginia . . .    3
          Minnesota . . . . .   14           Wisconsin . . . . .   15
          Mississippi . . . .    2           Wyoming . . . . . .    1
          Missouri      . . .   19                                ---
          Montana . . . . . .    4             TOTAL              800
          Nebraska  . . . . .    3                                ===

A summary of Color Tile's Store openings and closings is provided below:

         Historical Store Openings and Closings
         --------------------------------------

                                     1993    1992    1991
                                     ----    ----    ----

 Company Stores:(1)(2)
 --------------

   Beginning of period                731     733      731
   Opened                              25      13       11
   Converted from Franchised Stores     3       1      ---
   Converted to Franchised  Stores    (26)    (13)      (3)
   Closed                             (19)     (3)      (6)
                                     ----    ----     ----
   End of period                      714     731      733
                                      ===     ===      ===
 Franchised Stores: (2)
 -----------------

   Beginning of period                35      13        4
   Opened                             30      10        7
   Converted from Company Stores      26      13        3
   Converted to Company Stores        (3)     (1)      --
   Closed                             (2)     --       (1)
                                      ---     --       ---
   End of period                      86      35       13
                                      ==      ==       ==


 Total Color Tile Stores: (2)
 -----------------------

   Beginning of period              766     746      735
   Opened                            55      23       18
   Closed                           (21)     (3)      (7)
                                    ----    ----     ----
   End of period                    800     766      746
                                    ===     ===      ===

(1) Includes owned stores operated under the names Color Tile, Floors A Plenty or ColorCarpet.
(2) Excludes Factory Carpet stores operated in Canada. The Company intends to operate these stores pending their disposition.

______________________________


     Color Tile Store Operations. The typical Color Tile Store consists of approximately 5,000 square feet, has approximately 20 parking spaces and is located in a strip shopping center or is a free-standing store. The Company frequently updates the product displays and placement of products within Color Tile Stores. Each year the Company also identifies Company Stores for renovation and remodeling. A typical Color Tile Store currently offers approximately 17,000 SKU's, approximately 14,000 of which are devoted to special-order products (approximately 10,000 of which relate to carpet and approximately 4,000 of which relate to other products).

     Each Company Store typically employs approximately five people, including a store manager. Thirty-two regional managers supervise the store managers and three divisional vice presidents supervise the regional managers. Sales personnel are compensated on a commission basis, with compensation for regional managers and divisional vice presidents determined on the basis of sales development and profitability of the stores for which they are responsible.

     ABWF Direct-Response Operations. Prospective customers contact ABWF by dialing toll-free 1-800-735-5300 and are greeted by a trained sales representative who follows a scripted dialogue to determine what item and specifications the customer desires. The sales representative keys the critical information (color, size, book number, pattern number, etc.) into a computer which generates a price quote for the item ordered and, where applicable, identifies the lowest cost vendor to ABWF for a particular brand name product based on size, quantity and special vendor discounts and promotions. ABWF offers over 100,000 SKU's to its customers.

     Completed orders are transmitted to the manufacturer or distributor. Orders are shipped directly to the customer by United Parcel Service or similar carrier, and arrive three to seven working days after shipment.

     ABWF's internally developed proprietary software utilizes the most recent vendor pricing in quotes given to customers and ensures that orders are accurately transmitted to the appropriate lowest cost vendor. The system currently tracks more than 30,000 individual wallpaper patterns and more than 300 blind products, each of which has a matrix of prices based on dimensions. Increasingly, ABWF is utilizing electronic data interchange to transmit orders and confirm shipment with vendors.

     Floors A Plenty. Floors A Plenty is a free-standing "super-store" developed to capitalize on the Company's success in the carpet product line in a larger, higher volume retail outlet. This format targets customers who tend to be more value-conscious than Color Tile's existing customers and who perceive the super-store format as offering increased value. This format also targets small contractors and other commercial customers. The Company opened its first Floors A Plenty store in the Dallas-Fort Worth area in late 1992 and opened its second Floors A Plenty store in Cincinnati, Ohio during the first quarter of 1994. Floors A Plenty stores offer approximately 20,000 SKU's, of which approximately 10,000 are carpet SKU's. The Company intends to locate its Floors A Plenty stores adjacent to other super-store retailers, such as Price Club, Sam's, Home Depot and Builders Square.

     ColorCarpet. To capitalize on the success of the ColorCarpet trade name, the Company developed a chain of smaller, principally franchised specialty carpet stores operating under the "ColorCarpet" trade name. During 1993, the Company opened the first two ColorCarpet stores in the Dallas-Fort Worth area. During the first quarter of 1994, the Company opened one additional ColorCarpet store in the Dallas-Fort Worth area. ColorCarpet stores offer approximately 12,000 SKU's of carpet in approximately 3,500 square feet of retail space. Carpeting represents approximately 80% of a ColorCarpet store's total SKU's. A limited selection of hard-surface flooring products is also available. The Company intends to locate ColorCarpet franchises in smaller markets where the demographics would not typically support a full-line Color Tile Store. The Company intends to locate ColorCarpet stores principally in strip malls and small retailing centers adjacent to residential areas.

     Canadian Stores. Effective for the quarter ended October 3, 1993, the Company decided to dispose of its Canadian operations. In conjunction with this anticipated disposition, the Company recorded a loss of $9,500,000, which included operating losses of $849,000 for 1993. As of March 31, 1994, the Company had not disposed of these operations. The Canadian stores were acquired by the Company in 1990. The viability of the Canadian operations was adversely affected by certain significant events that occurred subsequent to the acquisition, including (i) a severe Canadian recession that continued into 1993,
(ii) the imposition, beginning in 1992, of a retaliatory "anti-dumping" tariff on carpets imported into Canada from the United States, (iii) imposition of a value-added tax (the G.S.T.) on all manufactured and imported goods sold into Canada, and (iv) a significant devaluation of the Canadian dollar during 1992 and 1993. The Company is in the process of negotiating the sale of the Canadian operations.

Suppliers

     The Company believes that one of its competitive advantages is its strong relationship with its vendors. The Company continues to have good relationships with suppliers.

     During 1993, the Company manufactured approximately 15% of the products sold in Color Tile Stores, with the balance supplied by unaffiliated domestic (approximately 72%) and foreign (approximately 13%) manufacturers. See "Manufacturing." Approximately 48% of the Company's products are manufactured for the Company by third-party vendors under the "Color Tile" or other Company-owned names. Three unaffiliated suppliers, in the aggregate, accounted for approximately 30% of the products purchased by the Company during 1993.

     The Company has no long-term purchase commitments other than a supply agreement for wood flooring between the Company and the purchaser of the Wood Plant. This agreement provides for the Company, subject to certain exceptions and a minimum annual purchase requirement, to purchase virtually all of its requirements for hardwood flooring from the purchaser of the Wood Plant through May 1998. The purchase prices for such products are subject to annual negotiation and adjustment starting in May 1994. The Company has completed such negotiations for the 1994 contract year.

     Management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it or should the Company be restricted by governmental action from purchasing products manufactured in other countries. The principal materials utilized by the Company in its manufacturing operations include sand, petrochemicals and clay, all of which are available from a variety of sources.

Distribution

     The Company has four regional distribution centers located as follows:

 Distribution Center               Square Footage
 -------------------               --------------

 San Bernardino, California           116,000
 Houston, Texas                        82,000
 University Park, Illinois            187,000
 Baltimore, Maryland                  138,000
                                      -------
 Total Square Footage                 523,000
                                      =======

     The Company seeks to locate its distribution centers in areas that maximize transportation and organizational efficiencies and minimize freight and other costs of supplying Color Tile Stores.

     The Company typically supplies Color Tile Stores from its distribution centers weekly or bi-weekly using both Company-operated vehicles and outside contract carriers. The Company seeks to maintain inventory levels and a distribution network permitting it to supply customers with merchandise purchased in the Color Tile Stores either immediately from in-stock goods or within 10 working days following the order.

Manufacturing

     Approximately 15% of the products sold in Color Tile Stores during 1993 were manufactured by the Company at its Tile Facility in Cleveland, Mississippi and its Adhesives Facility in West Chicago, Illinois. The Company believes that its manufacturing facilities are generally adequate for their intended purposes and are in good condition. The Adhesives Facility has capacity in excess of that necessary to supply Color Tile Stores and sells its products to outside distributors under private label and "North American" brand names. The Tile Facility also has limited capacity in excess of that necessary to supply Color Tile Stores and sells its products to unaffiliated entities. During 1993 the Company sold approximately 33% and 18%, respectively, of the products manufactured at the Adhesives Facility and the Tile Facility to unaffiliated entities.

     The Adhesives Facility. The Adhesives Facility was built to the Company's specifications and completed in 1982. The Company designed and constructed the

Adhesives Facility for the purpose of formulating products for use in connection with installation and maintenance of other product lines sold by the Company. In 1993, this facility produced approximately 94% of the Company's adhesives, grouts and other surface-preparation products, which collectively represented approximately 10% of the Company's total product sales. During 1993, the Adhesives Facility on average operated at approximately 50% of capacity.

     The Adhesives Facility is situated on approximately 9.2 acres of land and contains approximately 163,000 square feet of production, warehouse, office and research laboratory space. The Company also produces color coordinating grouts at the Adhesives Facility to add a design element to this product category.

     The Tile Facility. In August 1980, the Company acquired the Tile Facility, which is situated on a 15-acre tract of land and contains approximately 115,000 square feet of production, office and warehouse space. Since the acquisition of the Tile Facility, the Company has made various renovations and equipment installations to increase production and operating efficiency. Tile produced at this facility accounted for approximately 19% of the sales of ceramic tile by Color Tile Stores and approximately 5% of total product sales during 1993. The Company also manufactures trim pieces and decorated tiles at this facility. The Tile Facility on average operated at approximately 85% of capacity during 1993.


Trademarks and Copyrights

     The Company owns a number of trademarks and copyrights relating to the operation of its business. These have been of value to the Company in the past and are expected to be of value in the future. The loss of a single trademark or copyright, other than the "Color Tile" and "ColorCarpet" trademarks and logos, would not, in the opinion of management, have a material effect on the conduct of its business. The Company has granted a security interest in its trademarks and copyrights to secure its indebtedness under the Company's credit agreement dated November 27, 1991, as amended, with a group of commercial banks and other institutional lenders (the "Senior Credit Agreement").

Competition

     The Company competes with general merchandise and discount stores, home improvement centers and specialty retailers operating on a local, regional or national basis. Many of such competitors sell a considerably broader variety of products than the Company within each of the Company's product lines and certain of such competitors have substantially greater financial resources than the Company. The Company believes its principal chain store competitors for certain of its product lines in some markets are regional home improvement centers (such as Hechinger's, Home Depot, Payless Cashways and Lowe's), regional specialty chains (such as New York Carpetworld, Carpeteria, Carpetland USA and Carpet Exchange and regional tile chains in certain metropolitan markets) and national department stores and specialty retailers (such as Sears, JC Penney and Sherwin Williams).

     Expansion by certain regional home improvement center chains has led to increased price competition for certain of the Company's products in some markets. In addition, the existence of certain regional specialty chains, with established market shares in residential carpet sales, has also led to increased price competition for carpet in the markets where these competitors operate.

Employees

     At January 2, 1994, the Company employed approximately 4,000 persons, including approximately 300 employees of ABWF and approximately 200 employees of the Company's Canadian subsidiary. Substantially all of these employees are employed on a full-time basis. The Company believes that its working relationship with its employees is good.

Item 2.  PROPERTIES

     At January 2, 1994, 138 of the 800 Color Tile Stores were owned by the Company and 662 were leased by the Company. Of the leased Company Stores, 44 are leased from the Color Tile Employees Investment Plan (the "Investment Plan"). Pursuant to the Senior Credit Agreement, substantially all of the Company-owned properties are mortgaged to secure the indebtedness incurred thereunder.

     Store leases, other than those entered into in connection with sale and leaseback transactions, normally have initial terms ranging from 10 to 20 years. Many of these leases have renewal options at increased rents. Leases under the Company's sale and leaseback transactions have initial terms ranging principally from 20 to 25 years, generally with renewal options at increased rents. Of the 196 leases expiring within the next three fiscal years, 143 have renewal options. Leases generally are "triple-net", which obligates the Company to pay real estate taxes, insurance and common area maintenance and other operating and maintenance costs in addition to a specified rental amount. Leases for approximately 75% of the leased Company Stores provide for periodic rental increases based on increases in cost of living indices or other mechanisms and/or contingent rentals payable generally on the basis of a percentage of gross sales in excess of stipulated amounts.

     The Company currently operates two manufacturing facilities. See "Manufacturing." The Company distributes merchandise to Color Tile Stores through four distribution centers. See "Distribution."

     The total space owned and leased by the Company as of January 2, 1994 was as follows:

            Approximate Square Footage(1)

                                   Owned      Leased          Total
                                   -----      ------          -----


 Retail, net of subleases         685,000(1)  2,703,000(2)   3,388,000
 Manufacturing                    163,000       115,000        278,000
 Distribution Centers                  --       523,000        523,000
 Office                                --       129,000        129,000
                                 --------    ----------      ---------
 Totals                           848,000     3,470,000      4,318,000
                                 ========    ==========      =========
_________________________

(1) Excludes Factory Carpet stores operated in Canada which the Company intends to operate pending their disposition. As of January 2, 1994, Factory Carpet leased 331,000 square feet.

(2) The Company was subleasing approximately 898,000 square feet of retail space to franchisees and other tenants as of such date.

     During fiscal 1993, aggregate rental payments were approximately $30,600,000 (exclusive of sublease rental income for such space of approximately $7,300,000).

     The Company's executive offices and principal administrative offices are located in Fort Worth, Texas, in a leased office building containing approximately 100,000 square feet. The lease for such space expires in October 1997.


Item 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of the common stock of the Company is owned by Color Tile Holdings, Inc. ("Holdings"). There is no established public trading market for the common stock of the Company. Cash dividends have not been paid on the common stock of the Company since 1978 when its predecessor was incorporated.

     The Senior Credit Agreement contains covenants generally restricting the ability of the Company to pay dividends on its capital stock in the future,
except for certain permitted payments on the Company's preferred stock.   The
Company may however pay dividends or make other distributions on its common stock to Holdings in amounts equal to the amounts (i) required for Holdings to pay franchise taxes and other fees required to maintain its corporate existence and provide for other operating costs of up to $100,000 per fiscal year, (ii) required for Holdings to pay Federal, state and local income taxes to the extent such income taxes are attributable to the income of the Company and its subsidiaries, or (iii) expended by Holdings, up to an aggregate amount of $1,500,000 in any fiscal year of the Company, to repurchase capital stock of the Company or Holdings owned by former employees of the Company or its subsidiaries or their assigns, estates and heirs.

     The terms of the Company's Class B, Series A Senior Increasing Rate Preferred Stock (the "Series A Shares") also generally restrict payment of dividends on the Company's common stock so long as shares of such Series A Stock are outstanding on generally the same terms as contained in the Senior Credit Agreement.

     On December 17, 1993, the Company issued (the "Senior Notes Offering") $200 million in principal amount of 10-3/4% Senior Notes, due 2001 (the "Senior Notes"). The Senior Notes were issued pursuant to an indenture which restricts the payment of dividends, the repurchase of capital stock and the making of other Restricted Payments (as defined), subject to certain exceptions similar to those contained in the Senior Credit Agreement.

Item 6.  SELECTED FINANCIAL DATA

     The selected financial data presented in the table below for the Company for the fiscal years ended January 2, 1994, January 3, 1993, December 29, 1991 and December 30, 1990, and for the Predecessor Company for the fiscal year ended December 31, 1989, have been derived from the Company's and the Predecessor Company's audited consolidated financial statements. The Company operates on a 52-53 week fiscal year ending on the Sunday closest to December 31 each year. The acquisition of the Predecessor Company by Holdings occurred on December 28, 1989, and was accounted for as a purchase. Accordingly, the assets and liabilities of the Company were revalued and significant adjustments to the assets and liabilities acquired were made to reflect their estimated fair value at such date. For financial reporting purposes, the effective date of the acquisition and related transactions is January 1, 1990. This information should be read in conjunction with, and is qualified in its entirety by, the Company's audited consolidated financial statements included elsewhere herein.

                                              Fiscal Year Ended
                                              -----------------
                                                                       Predecessor
                                                                       Company
                                                                       --------

                               Jan. 2,  Jan. 3,    Dec. 29,   Dec. 30,   Dec. 31,
                                1994     1993        1991      1990        1989
                              -------- --------    -------- ---------   --------


 Results of Operations:                     (Amounts in  Thousands)
 ---------------------
   Net sales                  $555,127  $580,385  $544,315   $525,819  $465,207
   Cost of sales               309,528   311,368   292,517    274,686   238,928
   Selling, general and
     administrative expenses   191,451   208,796   201,237    195,056   192,063
   Depreciation and
     amortization               25,546    28,683    29,202     27,781    21,496
   Special charges (a)                    30,000
                             ---------  --------  --------   --------  --------
   Operating income             28,602     1,538    21,359     28,296    12,720
   Gain (loss) on disposal
     of a line of business (b)  (9,500)    4,007
   Interest expense, net       (20,380)  (25,697)  (51,986)   (50,100)  (37,209)
                              ---------  --------  --------   --------  --------
   Income (loss) before
     income taxes,
     extraordinary item and
     cumulative effect of
     changes in accounting
     methods                    (1,278)  (20,152)  (30,627)   (21,804)  (24,489)
  (Provision) benefit
     for income taxes             (641)   (1,240)     2,133      (393)      618
   Extraordinary gain (loss)
     on early extinguishment
     of debt, net of tax (c)   (12,603)     (601)     4,886
   Cumulative effect of
     change in accounting
     methods, net of tax (d)                                             (4,687)
                              --------- --------- --------  --------   --------

   Net loss                   $(14,522) $(21,993)  $(23,608)  $(22,197)  $(28,558)
                              ========= =========  =========  =========  =========

- ----------------------
(a) The special charges for the year ended January 3, 1993 relate to the provision for restructuring, store closures and conversion of certain Company Stores to Franchised Stores and the write-down of certain property, plant and equipment and intangible assets (See Note 12 of the Notes to Consolidated Financial Statements).

(b) Effective October 3, 1993, the Company determined to dispose of its Canadian retail operations resulting in a $9,500 charge based on expected losses from those operations prior to disposal and the estimated loss on disposal of the related assets and the business. The sales, costs and related expenses of the Factory Carpet's operations have been eliminated from the individual line items of the selected financial data for 1993 and the operating losses of this line of business of $849 have been included on a one-line basis in the $9,500 loss from disposal of a line of business. Factory Carpet sales of $23,661 have been eliminated from the summary financial data for 1993.

     The gain on disposal of a line of business for 1992 relates to the sale of the Company's formerly owned wood manufacturing facility located in Melbourne, Arkansas (the "Wood Plant") (see Note 13 of the Notes to Consolidated Financial Statements).

(c) The extraordinary items for 1993, 1992, and 1991 relate to the gains (losses) on the early extinguishment of certain long-term debt (See Note 7 of the Notes to Consolidated Financials Statements).

(d) The cumulative effect of changes in accounting methods for 1989 related to the Company's change in method of accounting for layaways and deposits. The Company also changed its method for accounting for deferred income taxes to conform to new interpretations of Statement of Financial Accounting Standards No. 96 related to the deferred income tax effects of amortization of certain intangibles.

                                                                  Predecessor
                                                                    Company
                                                                    -------

                            Jan. 2,   Jan. 3,   Dec. 29,  Dec. 30,   Dec. 31,
                             1994       1993      1991      1990       1989
                           --------   -------   --------  --------   --------

 Balance Sheet Data:                     (Amounts in Thousands)
 ------------------

   Current assets          $108,084  $ 94,085   $ 88,999  $ 92,351    $124,302
   Current liabilities      103,712    82,831     87,593    89,334      80,793
   Working capital            4,372    11,254      1,406     3,017      43,509
   Total assets             565,343   462,992    504,984   525,338     402,482
   Long-term debt (inc.
    current portion)        353,357   254,762    305,735   369,452     300,213
   Redeemable preferred
     stock                   86,838    82,596     26,556    23,576      20,597
   Common stockholder's
     equity (deficiency)   $ 21,738  $ 48,789   $ 77,941  $ 24,824    $(23,537)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal Year Ended January 2, 1994 (52 weeks) Compared to Fiscal Year Ended January 3, 1993 (53 weeks).

     Effective October 3, 1993, the Company determined to dispose of its 37 store Canadian operations. The sales, costs and expenses of the Canadian operations have been eliminated in the consolidated statement of operations for 1993 but are included in the results of operations for prior periods.

     Systemwide Sales. Systemwide sales include retail sales of all Company Stores (excluding Canadian operations in 1993), retail sales of all Franchised Stores, sales of ABWF and outside sales of manufactured products to third parties. Systemwide sales for the Company's U.S. operations increased 2.4% during 1993 as compared to the comparable prior-year period.

     Net Sales. Total net sales of the Company declined as a result of the elimination from net sales of $23,661,000 of retail sales of the Canadian retail operations for 1993. Total net sales for 1992 include $31,085,000 of retail sales of the Canadian operations. Net sales for the Company's domestic operations increased $5,827,000, or 1.1%, for 1993 as compared to net sales for the comparable prior-year period. The improvement in sales resulted from (a) increases in (i) sales of carpet and related installation services,
(ii) franchising fees and royalties and (iii) sales of merchandise to franchisees and (b) the addition of the sales of ABWF. These increases were partially offset by decreases in sales resulting from (i) the conversion of 26 Company Stores (excluding 9 Company stores in Canada) to Franchised Stores,
(ii) decreased sales of other product lines and (iii) the loss of sales of products manufactured at the Wood Plant to third parties following the sale of the facility in fiscal 1992.

     Net sales for domestic Company Stores open over one year decreased 3.4% for 1993 compared to the comparable prior-year period. The Company believes that the factors affecting retail sales in 1993 include (i) the severe winter weather during March, the Company's peak selling period, (ii) a continued decline in consumer confidence during the first three quarters of 1993,
(iii) generally weak economic conditions, and (iv) the extremely soft retail climate in California and the Northeast. As part of its continuing efforts to reduce expenses in this difficult retail environment, management reduced domestic advertising expenditures by approximately $4,304,000, or 9.7%, for 1993 compared to the prior year, which reductions management believes also contributed to the decline in net sales.

     At January 2, 1994, there were 800 Color Tile Stores (excluding the 37 Canadian stores) in operation, 86 of which were Franchised Stores. During 1993, 25 new Company Stores were opened, 19 Company Stores were closed, 56 new Franchised Stores were opened (including the 26 Company Stores converted to Franchised Stores), two Franchised Stores were closed and three Franchised Stores were reacquired by the Company and are currently operated as Company Stores (excluding the Canadian Stores). In addition, as of January 2, 1994, there were 58 signed franchise agreements for additional Franchised Stores that the Company expects will open within the next 12 to 18 months.

     Cost of Sales. Cost of sales decreased by $1,840,000, or 0.6%, for 1993, due principally to the elimination of the Canadian operation's cost of sales, which decreased cost of sales by $14,485,000, and also due to lower overall domestic retail sales. As a percentage of net sales, cost of sales increased to 55.8% for 1993 as compared to 53.6% for the comparable prior-year period. This increase in cost of sales as a percentage of net sales resulted principally from a sales mix shift caused by (i) increased sales of carpet and related installation services, (ii) increased sales of merchandise to franchisees,
(iii) decreased sales of hard-surface flooring products and (iv) the addition of the sales by ABWF since its acquisition.

     Operating Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 34.5% for 1993 as compared to 36.0% for the comparable prior-year period as the Company continued its concerted efforts to reduce operating and administrative expenses throughout the Company. Such expenses decreased in aggregate dollar amount by $17,345,000 for 1993 as compared to the comparable prior-year period primarily due to (i) decreases in payroll, (ii) reductions in advertising expenditures discussed previously,
(iii) lower insurance costs due to favorable claims experience and
(iv) elimination of $9,542,000 of operating expenses of the Canadian operations.

     Gain (Loss) on Disposal of a Line of Business. During the third quarter of 1993, the Company determined to dispose of its Canadian operations. The 37 retail stores comprising the Canadian operations, including 9 Franchised Stores, operate under the Factory Carpet name, and were acquired by the Company during 1990. The viability of the Factory Carpet chain was adversely affected by certain significant events that occurred subsequent to the Company's acquisition of the chain, including (i) a severe Canadian recession that has continued into 1993, (ii) the imposition, beginning in 1992, of a retaliatory "anti-dumping" tariff on carpets imported into Canada from the United States, (iii) imposition of a value-added tax (the G.S.T.) on all manufactured and imported goods sold in Canada and (iv) a significant devaluation of the Canadian dollar during 1992 and 1993.

     As a result of the effect of these events on the Canadian operations, the Company has elected to exit the Canadian market and to sell the assets and business of its Canadian operations. As of March 31, 1994, the Company was in the process of negotiating the sale of the Canadian operations. In conjunction with this anticipated disposition, the Company recorded a loss of $9,500,000, which included operating losses of $849,000 for 1993.

     During May 1992, the Company sold its Wood Plant and realized a gain of $4,007,000.

     Interest Expense, Net. Interest expense decreased $5,317,000 for 1993 as compared to the comparable prior-year period. The lower interest expense resulted from the redemption during the second and third quarters of 1992 of the remaining $101,045,000 in aggregate principal amount of the Company's debt securities with the proceeds of borrowings under the Senior Credit Agreement and proceeds from the issuance of the Series A Shares in August 1992. Borrowings under the Senior Credit Agreement bear interest at fluctuating rates, which approximated 6.3% per annum during 1993. These rates were substantially below the applicable rates on the redeemed debt securities, which had interest rates ranging from 12 3/8% to 13 3/4% per annum. See "Liquidity and Capital Resources."

     Pre-Tax Income (Loss). Pre-tax loss for 1993 was $1,278,000 as compared to pre-tax loss of $20,152,000 for the comparable prior-year period. Before the expected loss on disposal of the Canadian business of $9,500,000, pre-tax income would have been $8,222,000 for 1993. Excluding the 1992 gain on the sale of the Wood Plant of $4,007,000 and the $30,000,000 Special Charges, pre-tax income for 1992 would have been $5,841,000. This improvement in pre-tax income resulted from lower interest expense in 1993.

     Income Taxes. Income tax expense was $641,000 for 1993 compared to $931,000 in the comparable prior-year period, due to higher state income taxes in 1992 on the gain on the sale of the Wood Plant.

     Extraordinary Item. In 1993 the Company recognized a $12,603,000 extraordinary loss on the early extinguishment of debt. During 1992, the Company reported an extraordinary loss on the early extinguishment of debt of $601,000.

     Net Loss. Net loss for 1993 was $14,522,000 after the $9,500,000 loss on the Canadian operations and the $12,603,000 extraordinary loss on the early extinguishment of debt. This loss compares to net loss in the prior year of $21,993,000, which included $4,007,000 pre-tax gain on sale of the Wood Plant and the $30,000,000 Special Charges. Excluding the extraordinary losses in both years, the loss on disposal of the Canadian operations during 1993 and the gain on sale of the Wood Plant and the Special Charges during 1992, net income would have been $7,581,000 for 1993 as compared to net income of $4,910,000 for the comparable prior-year period.

     Fiscal Year Ended January 3, 1993 (53 Weeks), Compared to Fiscal Year Ended December 29, 1991 (52 Weeks).

     The discussion that follows includes the Canadian stores then in operation. Accordingly, the terms "Color Tile Stores" and "Company Stores," as used in this section, include both domestic and Canadian stores.

     Net Sales. Net sales for 1992 increased $36,070,000, or 6.6%, compared to the prior fiscal year. The increase in sales resulted primarily from increased sales of carpet and related installation services and increased sales of ceramic tile and resilient flooring, and increases in franchise fees and royalties.

     Net sales for Company Stores opened over one year increased 5.6% in 1992 compared to the prior year. At January 3, 1993, there were 806 Color Tile Stores in operation, 35 of which were Franchised Stores. During 1992, 16 Company Stores were opened, 13 Company Stores were converted to Franchised

Stores and four Company Stores were closed. In addition, 23 Franchised Stores were opened, including the 13 Franchised Stores which were previously Company Stores, and one Franchised Store was reacquired by the Company and currently operates as a Company Store.

     Cost of Sales. Cost of sales increased by $18,851,000, or 6.4%, in 1992 compared to the prior period. As a percentage of net sales, cost of sales declined to 53.6% during 1992 as compared to 53.7% for the prior year. This reduction in cost of sales as a percentage of net sales resulted principally from improved gross margins in carpet and related installation services, as well as increased franchise fees and royalties.

     Operating Expenses. Selling, general and administrative expenses for 1992 decreased as a percentage of sales to 36.0% from 37.0% in the prior year as the Company continued to control its operating costs and administrative expenses. Such expenses increased in aggregate dollar amount by $7,559,000, or 3.8%, primarily due to an increase in advertising expenditures of approximately $6,000,000 and, to a lesser extent, due to increased commission-based payroll resulting from increased sales.

     Special Charges. In early 1993, the Company undertook a detailed study of its operations. As a result of this study, which was completed in late
March 1993, the Company recorded a write-down in 1992 of (i) certain property, plant and equipment and (ii) certain intangible assets, and established provisions for restructuring of operations, store closures and conversion of certain Company Stores to Franchised Stores. As a result of these write-downs and provisions, the Company recorded special charges in the amount of $30,000,000 during the fourth quarter of 1992.

     The Company anticipates improved operating results in future periods as a result of the special charges due to (i) lower depreciation and amortization expense for certain intangibles and fixed assets which were either written off or written down to net realizable value and (ii) reduced operating losses on stores to be sold, closed or franchised. The Company does not believe there will be any significant impact on liquidity or sources and uses of capital resources as a result of the special charges.

     Gain on Sale of Assets. On May 15, 1992, the Company completed the sale of the Wood Plant and realized a pre-tax gain of $4,007,000. The proceeds of the sale, before fees and expenses, included $11,809,000 in cash and the buyer's assumption of certain liabilities, including an agreement to defease an industrial revenue bond related to the Wood Plant, with an outstanding principal amount of approximately $2,600,000. The Company used a portion of the proceeds to prepay $10,000,000 of scheduled principal payments on the term loan portion of the Senior Credit Agreement due in 1992.

     Interest Expense, Net. Interest expense decreased $26,289,000, or 50.6%, in 1992 as compared to the prior year. The lower interest expense resulted from the repurchase during fiscal 1991 and fiscal 1992 of $260,080,000 in aggregate principal amount of the Company's debt securities with the proceeds of borrowings under the Senior Credit Agreement, which borrowings bear interest at rates substantially below the applicable rates on the repurchased debt securities, and with net proceeds of approximately $51,000,000 from the placement of the 2,200,000 Series A Shares.

     Loss Before Income Taxes and Extraordinary Item. Pre-tax loss for 1992 was $20,152,000 (after the $30,000,000 of Special Charges) as compared to a pre-tax loss of $30,627,000 for the prior year. The improvement in the pre-tax loss resulted primarily from the $26,289,000 reduction in interest expense and improvement in operations (before the Special Charges taken in the fourth quarter of 1992). Excluding the Special Charges recorded in 1992, pre-tax income would have been $9,848,000, as compared to the $30,627,000 pre-tax loss in 1991.

     Income Tax Expense (Benefit). Income tax expense for 1992 was $1,240,000 as compared to a $2,133,000 tax benefit in the prior year due to higher state income taxes and alternative minimum tax on 1992 earnings.

     Extraordinary Item. In 1992 the Company recognized a $910,000 pre-tax extraordinary loss on the early extinguishment of debt. This extraordinary loss resulted from the redemption of the remaining outstanding 12-3/8% Senior Notes at a premium on October 15, 1992. During 1991, the Company recorded a pre-tax extraordinary gain on the early extinguishment of debt of $7,403,000 before applicable income taxes of $2,517,000.

     Net Loss. Net loss for 1992 was $21,993,000 as compared to a net loss in the prior year of $23,608,000. The improvement in the net loss over the prior year resulted primarily from lower interest expense.

     Liquidity and Capital Resources

     Commencing in November 1991, the Company implemented a recapitalization plan to reduce the Company's interest expense and to provide the Company additional liquidity and financial flexibility. In connection with this plan, the Company issued additional common stock of the Company to Color Tile Holdings, Inc. ("Holdings") and the Series A Shares in a private placement and entered into the Senior Credit Agreement. The Company utilized the proceeds of these financings to refinance the Company's existing bank debt, to repurchase all of its outstanding debt securities and to provide working capital for its operations.

     At January 2, 1994, the Company had $126,600,000 in outstanding borrowings under the Senior Credit Agreement, which bear interest at fluctuating rates. At January 2, 1994, the average fluctuating interest rate on such borrowings approximated 6.2% per annum. The Company was in compliance as of January 2, 1994 with all restrictive covenants contained in the Senior Credit Agreement.

     Upon the application of net proceeds from the Senior Notes Offering, the Company prepaid $86,500,000 of indebtedness under the term loan portion of its Senior Credit Agreement, which reduced the Company's mandatory debt repayment obligations on currently outstanding debt over the next five years. After giving effect to the use of net proceeds from the Senior Notes Offering, the next scheduled principal payment on the term loan portion of the Senior Credit Agreement will be $3,026,000 due in March 1996. Approximately $8,000,000 of total cash dividends on the Series A Shares will be payable during 1994. In 1995, the Company's Redeemable Senior Preferred Stock will begin to accrue cash dividends of approximately $5,200,000 each year.

     Capital expenditures for 1993 were $14,031,000 as compared to $13,938,000 for 1992. These capital expenditures for new store openings, remodeling of existing stores, new fixtures and capitalized repairs have been funded through cash flow from operations and the revolving credit portion of the Senior Credit Agreement. In 1994, the Company anticipates total capital expenditures of approximately $18,000,000 to $20,000,000.

     The Company believes that funds generated from operations, the revolving line of credit portion of the Senior Credit Agreement, lease financings and purchase money mortgages will provide sufficient resources through 1994 to permit it to meet its working capital requirements, to make all principal and interest payments due and payable on the Senior Notes and its other existing indebtedness, to pay all cash dividend payments payable on its Series A Shares and to finance planned capital expenditures. At March 31, 1994 there was approximately $10,000,000 of availability under the Senior Credit Agreement.

     In order to consummate the Senior Notes Offering and apply the net proceeds therefrom as described herein, the Company entered into an amendment to its Senior Credit Agreement that became fully effective upon the consummation of the Senior Notes Offering. Such amendment modifies the Senior Credit Agreement to, among other things, permit the Senior Notes Offering, lower the interest coverage tests governing the payment of dividends on its Series A Shares and Redeemable Senior Preferred Stock and permit the acquisition of the ABF Assets. In addition to permitting the use of the proceeds from the Senior Notes Offering as described herein, this amendment also increases the level of capital expenditures permitted under the Senior Credit Agreement, provides the Company with increased flexibility under its financial and other covenants and permits the disposition of the Company's Canadian operations and certain retail stores acquired from the former owner of the ABF Assets.

Impact of Inflation and Changing Prices; Seasonality

     Inflation and changing prices have not historically had a material effect on the Company's overall operations. Generally, the Company has been able to offset the effect of increases in product costs through a combination of price increases, modifications in promotional strategies and the implementation of operating efficiencies.

     The Company's business shows some seasonal variation, with lower sales levels generally occurring during the winter months.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-24 and the related financial schedules are set forth on pages S-1 through S-4.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to the directors and executive officers of the Company is set forth below:

 Name                             Age                  Position
 ----                             ---                  --------

Eddie M. Lesok                     45        Chairman of the Board, Chief
                                              Executive Officer and Director
N. Laurence Nagle                  65        President, Chief Operating Officer
                                              and Director
Daniel J. Gilmartin                49        Senior Vice President, Treasurer,
                                              Chief Financial Officer and
                                              Director
Alan J. Bethscheider               35        Vice President-Legal, Secretary and
                                              General Counsel
Paul W. Soldatos                   44        Director
Walter F. Loeb                     69        Director

          Eddie M. Lesok has been Chairman of the Board since January 1989, Chief Executive Officer of the Company since January 1988 and a director of the Company since November 1981. He was President and Chief Operating Officer of the Company from December 1986 through December 1988. Mr. Lesok has been a director of Texas Commerce Bank, a commercial bank, since November 1988. Mr. Lesok has been with the Company since 1972.

          N. Laurence Nagle has been President and Chief Operating Officer of the Company since January 1989 and a director of the Company since December 1989. He was Executive Vice President of the Company from January 1988 through December 1988. Mr. Nagle was a managing director and Vice President of "21" Holdings, Inc. (formerly known as Knoll International Holdings, Inc.), from May 1987 to January 1988, during which time he also served as a consultant to the Company.

          Daniel J. Gilmartin has been Vice President, Treasurer, Chief Financial Officer and a director of the Company since September 1991 and Senior Vice President since January 1994. Prior to joining the Company, Mr. Gilmartin was President and Chief Operating Officer of Frank's Nursery and Crafts, Inc., a wholly-owned subsidiary of General Host Corporation, from October 1988 to August 1991. He was Director of Planning of General Host Corporation from February 1982 to October 1988.

          Alan J. Bethscheider has been the Secretary of the Company since January 1992 and Vice President-Legal and General Counsel since February 1992. Previously, Mr. Bethscheider was associated with the law firm of Gibson, Dunn &

Crutcher from June 1984 to February 1992 and acted as outside counsel to the Company from January 1990 to February 1992.

          Paul W. Soldatos has been a director of the Company since 1989 and an executive of Investcorp S.A., its predecessor or one or more of its wholly-owned subsidiaries since March 1988.

          Walter F. Loeb has been a director of the Company since August 1991. Since February 1990, Mr. Loeb has been President of Loeb Associates, Inc., a New York based domestic and international retail consulting firm. In addition, he is the publisher of the "Loeb Retail Letter". From 1984 to 1990 Mr. Loeb was Senior Retail Analyst and a Principal of Morgan Stanley & Co. Incorporated.

          Holdings has agreed to elect Mr. Lesok and Mr. Nagle to the Company's Board of Directors as long as they are employed by the Company. In connection with his employment, the Company appointed Mr. Gilmartin to the Company's Board of Directors. All directors serve until their respective successors are elected at the next annual meeting of stockholders, and all executive officers serve at the discretion of the Board of Directors.

Director Compensation

          Mr. Loeb receives a director's fee of $20,000 annually and a fee of $2,000 for each meeting attended. The Company pays no additional remuneration to its employees or to executives of INVESTCORP S.A. ("Investcorp") or any of its wholly-owned subsidiaries for serving as directors. Pursuant to the terms of their employment agreements, Mr. Lesok and Mr. Nagle are to serve as executive officers of the Company. (See "Employment Contracts; Termination and Change-in Control Agreements.") There are no family relationships among any of the directors or executive officers.

Item 11.  EXECUTIVE COMPENSATION

          The following table sets forth all cash compensation earned in fiscal 1993 by the Company's Chief Executive Officer and each of the other three most highly compensated executive officers, whose remuneration exceeded $100,000.

          Summary Compensation Table
          --------------------------


                                                     Long
                                                     Term
                                                    Compen-
                 Annual Compensation                sation     Other
                                                    Awards


         (a)        (b)    (c)     (d)      (e)       (g)       (i)



                                           Other                All
                                          Annual               Other
      Name                                Compen-             Compen
       and                Salary          sation   Holdings   -sation
    Principal              ($)    Bonus     ($)     Options     ($)
    Position       Year    (B)     ($)     (C,D)    (#)(E)    (C,F,G)
       (A)

 Eddie M. Lesok    1993  358,100  -        -         -         4,497
 Chief Executive   1992  358,100  296,000  -         -         4,364
  Officer          1991  358,100  -        -         -         -

 N. Laurence Nagle 1993  282,500  -        -         -         4,497
 President         1992  282,500  256,000  -         -         4,364
                   1991  282,500  -        -         -         -

 Daniel J.         1993  207,500  50,000   -         -         4,497
 Gilmartin         1992  207,500  192,000  -         -         26,696
 Chief Financial   1991  107,836  -        -         4,240     -
  Officer

 Alan J.           1993  132,200  -        -         -         4,260
 Bethscheider      1992  115,053  65,262   -         6,375     -
 Vice President-
  Legal
___________________

(A) Mr. Gilmartin joined the Company in September 1991. Mr. Bethscheider joined the Company in February 1992.

(B) Salary for fiscal 1991 for Messrs. Lesok and Nagle includes $39,942 and $30,673, respectively, for payments made in 1992 as retroactive salary adjustments for fiscal 1991.

(C) Information for years ended prior to December 15, 1992 is not required to be disclosed in columns (e) and (i).

(D) Non-cash personal benefits payable to executive officers during fiscal 1993 did not exceed, in the aggregate, the lesser of $50,000 or 10% of the cash compensation of any individual officer.

(E) All of the Company's issued and outstanding common stock is owned by Holdings. All references to common stock in the Executive Compensation tables and discussion contained in this Item 11 refer to common stock of Holdings.

(F)       See Employment Contracts; Termination and Change-in-Control
          Arrangements."

(G) The amounts shown in this column for 1993 and 1992, respectively, are derived from the following figures: (i) Mr. Lesok, $4,497 and $4,364, respectively, Company payments to the Investment Plan ($4,497 and $4,364 of which is vested), and (ii) Mr. Nagle, $4,497 and $4,364, respectively, Company payments to the Investment Plan ($4,497 and $4,364 of which is vested), (iii) Mr. Gilmartin, $4,497 and $1,696, respectively, Company payments to the Investment Plan ($1,799 and $678 of which are vested), and $25,000 relocation allowance for 1992 and
          (iv) Mr. Bethscheider, $4,260 Company payment during 1993 to the Investment Plan ($852 of which is vested).

                 Option Exercises and Value Table - Fiscal 1993


  Aggregated Option Exercises in Fiscal 1993, and FY-End Option Value
      (a)            (b)         (c)          (d)                (e)

                                                             Value of Un-
                                                            exercised "In-
                                           Number of          the-Money"
                                          Unexercised          Holdings
                  Holdings                  Holdings        Options at FY-
                   Shares                  Options at            End
                 Acquired on    Value        FY-End              ($)
      Name      Exercise (#)   Realized       (#)            Exercisable/
                                 ($)      Exercisable/      Unexercisable
                                         Unexercisable           (A)

 Eddie M.             -           -       7,091.8/28,367.2        -
  Lesok

 N. Laurence          -           -       3,636.8/14,627.2        -
  Nagle

 Daniel J.            -           -           848/3,392           -
  Gilmartin

 Alan J.              -           -         1,275/5,100           -
  Bethscheider

_______________________

(A) Underlying shares are not publicly traded and are subject to repurchase by Holdings at the employee's cost or at the then current value of the underlying shares as determined by the Company's Board of Directors upon the termination of the employee's employment with the Company; therefore, options have not been categorized as "in-the-money." The Company has not established any recent valuations for such shares.


Employment Contracts; Termination and Change-in-Control Agreements

     In connection with the acquisition of the Company by Holdings (the "1989 Merger"), the Company entered into an employment agreement with Eddie M. Lesok to serve as Chairman of the Board and Chief Executive Officer and an employment agreement with N. Laurence Nagle to serve as President and Chief Operating Officer. In January 1994, these agreements were amended to, among other things, extend their terms until the end of the Company's 1998 fiscal year. The agreements entitle Mr. Lesok and Mr. Nagle to participate in the fringe benefit programs maintained by the Company and made available to its executive officers generally. Mr. Lesok will receive, under his agreement, an annual base salary of $450,000 (subject to upward adjustment) during the term of the agreement.
Mr. Nagle will receive, under his agreement, an annual base salary of $375,000 (subject to upward adjustment) during the term of his employment. If the employment of Mr. Lesok or Mr. Nagle is terminated as a result of death or Permanent Disability (as defined in the respective agreements), Mr. Lesok or Mr. Nagle (or their respective estates), as the case may be, will be entitled to receive a lump sum amount equal to two times his annual base salary. If the employment of either such executive is terminated by the Company other than for Cause (as defined in the respective agreements) or by such executive for Good Reason (as defined in the respective agreements), such executive will be entitled to an amount equal to his annual base salary, payable over the lesser of two years or the remaining stated term of his employment.

     The Company has agreed that if, prior to December 31, 1994, Mr. Gilmartin's employment is terminated on a non-voluntary basis without cause or, in certain cases, upon a change of control of the Company, Mr. Gilmartin will be entitled to up to one year's base salary. Mr. Gilmartin's current base salary is $200,000. Additionally, the Company has agreed that if Mr. Bethscheider's employment is terminated, in certain cases, upon a change of control of the Company, Mr. Bethscheider will be entitled to twelve months' base salary. Mr. Bethscheider's current base salary is $150,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

     Holdings owns all of the Company's issued and outstanding shares of common stock. Holdings has pledged all such shares to secure the Company's obligations under its Senior Credit Agreement. See "Capital Structure". The mailing address of Holdings is 280 Park Avenue, 37th Floor, New York, New York 10017.

Holdings' Principal Stockholders

     Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 2, 1994, there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following tables set forth as of January 2, 1994 the number of such shares beneficially owned and the percentage of such shares of the total issued and outstanding shares of Class D Stock and Class C Stock of Holdings owned (i) by each person or entity known to the Company to beneficially own five percent or more of the outstanding shares of such stock and (ii) by the directors and executive officers of the Company:

Class D Voting Stock:

                                                             Percent of
                                                         Outstanding Shares
                                         Number of                of
                                    Shares of Holdings'        Holdings'
                                          Class D               Class D
         Name and Address               Voting Stock          Voting Stock
        of Beneficial Owner         Beneficially Owned(1) Beneficially Owned(1)
        -------------------         --------------------- ---------------------



 INVESTCORP S.A.(2)(3)                     2,600                   52%
 37 rue Notre-Dame
 Luxembourg

 CIP Limited(4)                            2,600                   52%
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Corporate Equity Limited(4)(5)             350                     7%
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Acquisition Equity Limited(4)(6)           350                     7%
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Funding Equity Limited(4)(7)               350                     7%
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Planning Equity Limited(4)(8)              350                     7%
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Elias N. Hallack(9)                       1,200                   24%
 Tile Capital Limited
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Nemir A. Kirdar(3)                        1,200                   24%
 Tile Equity Limited
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.

 Michael L. Merritt(10)                    1,200                   24%
 Tile International Limited
 P. O. Box 1111
 West Wind Building
 George Town, Grand Cayman
 Cayman Islands, B.W.I.
___________________________

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(2) Investcorp owns no stock in any of Corporate Equity Limited, Acquisition Equity Limited, Funding Equity Limited, Planning Equity Limited, or the beneficial owners of these entities (see (5)-(8) below). Investcorp may be deemed to be the beneficial owner of the shares of voting stock held by such entities because the beneficial owners of each of those entities have entered into revocable management agreements with a wholly-owned subsidiary of Investcorp pursuant to which these shareholders have granted such subsidiary the authority to direct the disposition of the stock owned by such entities for so long as such agreements are in effect. Investcorp is a Luxembourg corporation, with its registered address at 37 rue Notre-Dame, Luxembourg.

(3) Mr. Kirdar, the President and Chief Executive Officer of Investcorp, owns more than 99% of the stock of Tile Equity Limited, a Cayman Islands corporation. Its registered office is P. O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies. Mr. Kirdar has granted a revocable proxy in Tile Equity Limited to Investcorp. Mr. Kirdar's address of record is INVESTCORP BANK E.C., Investcorp House, P. O. Box 5240, Manama Bahrain.

(4) CIP Limited ("CIP") is a less than 1% indirect beneficial owner of stock of Corporate Equity Limited, Acquisition Equity Limited, Funding Equity Limited, Planning Equity Limited. CIP may be deemed to be the beneficial owner of the shares of voting stock held by such entities because the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. CIP also may be deemed to indirectly control Investcorp through proxies that it holds. The address of CIP Limited is P. O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies.

(5)  Corporate Equity Limited is a Cayman Islands corporation.

(6)  Acquisition Equity Limited is a Cayman Islands corporation.

(7)  Funding Equity Limited is a Cayman Islands corporation.

(8)  Planning Equity Limited is a Cayman Islands corporation.

(9) Mr. Hallack, the Co-Chief Operating Officer of Investcorp, owns more than 99% of Tile Capital Limited, a Cayman Islands corporation. Its registered office is P. O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies. Mr. Hallack's address of record is INVESTCORP BANK E.C., Investcorp House, P. O. Box 5240, Manama Bahrain.

(10) Mr. Merritt, the Co-Chief Operating Officer of Investcorp, owns more than 99% of Tile International Limited, a Cayman Islands corporation. Its registered office is P. O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands, British West Indies. Mr. Merritt's address of record is INVESTCORP BANK E.C., Investcorp House, P. O. Box 5240, Manama Bahrain.

Class C Non-Voting Stock:

                                                          Percent of
                                  Number of         Outstanding Shares of
                             Shares of Holdings'          Holdings'
                                  Class C                  Class C
     Name and Address         Non-Voting Stock         Non-Voting Stock
    of Beneficial Owner    Beneficially Owned (1)   Beneficially Owned (1)
    -------------------    ----------------------   ----------------------

 All directors and                 66,357                   25.2%
 executive officers of
 the Company as a group
 (16 persons)

 Eddie M. Lesok                    38,198                   14.5%
 c/o Color Tile, Inc.
 515 Houston Street
 Fort Worth, TX  76102

 N. Laurence Nagle                 18,729                    7.1%
 c/o Color Tile, Inc.
 515 Houston Street
 Fort Worth, TX  76102

 Daniel J. Gilmartin                 848                     0.3%
 c/o Color Tile, Inc.
 515 Houston Street
 Fort Worth, TX  76102

 Alan J. Bethscheider                850                     0.3%
 c/o Color Tile, Inc.
 515 Houston Street
 Fort Worth, TX  76102
___________________________

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Holdings acquired the Company in a merger transaction in 1989 (the "1989 Merger") pursuant to an Agreement of Merger, dated as of October 16, 1989, as amended as of December 17, 1989 (the "Merger Agreement"), by and among Holdings, CT Acquisition Corp. ("CTA"), the Company, Knoll International Holdings, Inc. ("KIHI") and NEAC, Inc. ("NEAC") (the sole common and junior cumulative preferred stockholder of the Company immediately prior to the 1989 Merger). Holdings was formed to acquire the Company by affiliates of Investcorp, other international investors and members of the Company's management. No entity participating in the 1989 Merger or any affiliates thereof own any of the Series A Shares.

     In connection with the 1989 Merger, the Company has an agreement for management advisory and consulting services with Investcorp International, Inc. ("International") pursuant to which the Company has agreed to pay International $500,000 per annum for a five-year term.

     During 1991 and 1990, the Company incurred interest expense on the $60 million Junior Subordinated Notes (the "Junior Notes") totaling approximately $10,291,000 and $10,342,000, respectively, of which approximately $6,860,000 and $3,825,000, respectively, was deferred. On November 27, 1991, Holdings contributed to the Company additional common equity of $79,704,110. These funds were utilized by the Company to redeem $60,000,000 aggregate principal amount of the Junior Notes, together with deferred interest of $10,684,500 plus accrued interest of $3,431,210, at a premium of $5,588,400.

     During 1991, the Company paid International $3,750,000 for financing advisory fees for its assistance in arranging the Company's Senior Credit Agreement and a $50,000,000 senior subordinated debt commitment with a commercial bank. Additionally, an affiliate of Investcorp was paid $6,000,000 in connection with the repurchase of debt securities of the Company. These transactions were reviewed by the independent member of the Company's Board of
  Directors, and an independent, nationally known investment banking firm, who determined that the terms and conditions associated with these transactions were as favorable to the Company as the Company could have reasonably obtained from an independent third party.

     In April 1992, prior to the termination of a commitment by the Company's principal lender under its Senior Credit Agreement to provide up to $50,000,000 of subordinated debt (the "Senior Subordinated Loan Commitment") in connection with the issuance of the Series A Shares, the Company agreed to reduce the lender's commitment under the Senior Subordinated Loan Commitment from $50,000,000 to $25,000,000. At that time, an affiliate of Investcorp entered into a standby commitment to subscribe for $25,000,000 of a new class of preferred stock (the "Preferred Stock Commitment"). Neither Investcorp nor its affiliate received any separate fees or other compensation in connection with the Preferred Stock Commitment. Upon completion of the placement of Series A Shares on August 13, 1992, the commitments of the lender pursuant to the Senior Subordinated Loan Commitment and the Investcorp affiliate pursuant to the Preferred Stock Commitment terminated.

     During 1993, the Company paid the Investment Plan aggregate rentals of approximately $3,500,000 with respect to 44 properties leased to the Company by the Investment Plan. During 1992 and 1991, the Company paid the Investment Plan aggregate rentals of approximately $3,100,000 with respect to 43 properties and approximately $3,100,000 with respect to 43 properties, respectively. These leases were originally between the Company and third parties and reflect arm's-length terms.

     On October 5, 1993, ABF Acquisition Corp. ("ABF Acquisition"), an affiliate of Investcorp, entered into an agreement (the "ABF Acquisition Agreement") to acquire the ABF Assets and assume certain liabilities in connection therewith. ABF Acquisition agreed to acquire the ABF Assets to facilitate the acquisition of such assets by the Company pending the receipt of proceeds from the Senior Notes Offering, the execution of an amendment to the Senior Credit Agreement permitting, among other things, the acquisition of the ABF Assets, and the receipt of certain required governmental consents. The ABF Acquisition Agreement provided for the acquisition of the ABF Assets and certain related entities in exchange for the assumption of certain specified liabilities and the payment of a cash purchase price of approximately $73,000,000 net of the anticipated effect of certain adjustments pursuant to the ABF Acquisition Agreement. In connection with such acquisition, affiliates of Investcorp received approximately $4,300,000 from ABF Acquisition in respect of a bridge loan commitment, a guarantee of the bridge loan provided by Chemical Bank to finance the acquisition of the ABF Assets by ABF Acquisition and the payment of fees for merger advisory services. A portion of the fees payable to affiliates of Investcorp was intended to compensate such affiliates for committing to provide additional funds in the event that the Company was unable to consummate the acquisition of the ABF Assets as described below.

     The Company entered into an option (the "Option Agreement") to acquire the ABF Assets and assumed the liabilities associated therewith from ABF Acquisition at a price of approximately $80,000,000, including fees and expenses of $6,500,000, which reflects the same price paid by ABF Acquisition for the ABF Assets, adjusted to reflect amounts payable to certain Investcorp affiliates, as described above, and the reimbursement of transaction costs incurred in connection with such acquisition. The Company exercised its option and acquired the ABF Assets contemporaneously with the completion of the Senior Notes Offering on December 17, 1993.

     In connection with the Option Agreement, the Company and ABF Acquisition entered into a Management Services Agreement dated November 4, 1993 pursuant to which the Company agreed to provide management services to ABF Acquisition until the earlier to occur of the closing of the exercise of the Company's option to purchase the assets of ABF Acquisition under the Option Agreement or November 4, 1994. The Management Services Agreement provides for the Company to receive a fee for such services. Pursuant to this agreement, the Company has received a fee of approximately $2,000 and does not expect to receive any additional compensation.

     Pursuant to the ABF Acquisition Agreement, the parties made customary representations, warranties and covenants typically contained in agreements of this type and entered into customary indemnities for breaches of such representations, warranties and covenants set forth in the ABF Acquisition Agreement. Upon the acquisition of the ABF Assets, ABF Acquisition assigned all its rights under the ABF Acquisition Agreement to the Company.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) Documents filed as part of reports:
                   ----------------------------------

                   1.  Financial Statements included under Item 8:

               See Index to Consolidated Financial Statements included on page
                       F-1.

                   2.  Financial Statement Schedules filed herewith:

               See Index to Consolidated Financial Statements Schedules included on page F-1.

               All other schedules are omitted either because they are not required or because the required information is included in the financial statements and notes thereto included herein. See "Index to Consolidated Financial Statements."

                   3.  List of Exhibits

               Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified with an asterisk ("*") below.

               3(a)    Certificate of Incorporation of the Company (filed as
                       Exhibit 3(a) to the Registration Statement (No. 33-13428) on Form S-1 filed by the Company on April 14, 1987 (the "Registration Statement") and incorporated herein by reference)

               3(b) Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 4(f) to the Company's Current Report on Form 8-K dated December 28, 1989 (the "December 28, 1989 Form 8-K") and incorporated herein by reference)

               3(c)    Amended and Restated Bylaws of the Company (filed as
                       Exhibit 3(b) to the Registration Statement and incorporated herein by reference)

               3(d) Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3(d) to the Company's Current Report on Form 10-K dated March 28, 1991 and incorporated herein by reference)

               3(e) Certificate of Designations, Preferences, and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof for the Registrant's Series A Senior Increasing Rate Preferred Stock (filed as Exhibit 4.1 to the Company's current report on Form 8-K dated August 28, 1992 (the "August 28, 1992 Form 8-K") and incorporated herein by reference)

               3(f) Certificate of Designations, Preferences, and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof for the Registrant's Series B Senior Increasing Rate Preferred Stock (filed as Exhibit 4.2 to the August 28, 1992 Form 8-K and incorporated herein by reference)

               3(g) Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as Exhibit 4.5 to the August 28, 1992 Form 8-K and incorporated herein by reference)

               4(a) Securities Purchase Agreement, dated as of October 20, 1986, among GFICT and each of the Purchasers referred to therein (filed as Exhibit 4(a) to the Registration Statement and incorporated herein by reference)

               4(b) Registration Rights Agreement, dated as of October 20, 1986, among GFICT and each of the Purchasers referred to therein relating to the Securities (filed as Exhibit 4(b) to the Registration Statement and incorporated herein by reference)

               4(c) Specimen Certificate of the Company's Senior Preferred Stock (filed as Exhibit 4(m) to the Registration Statement and incorporated herein by reference)

               4(d) Agreement, dated as of December 28, 1989, among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc., Knoll International Holdings, Inc. and NEAC, INC. (filed as Exhibit 4(f) to the December 28, 1989 Form 8-K)

               4(d) Securities Purchase Agreement by and among the Registrant and each of the Purchasers referred to therein, dated as of August 13, 1992 (filed as Exhibit 4.3 to the August 28, 1992 Form 8-K)

               4(e) Exchange and Registration Rights Agreement by and among the Registrant and each of the Purchasers referred to therein, dated as of August 13, 1992 (filed as Exhibit 4(m) to the August 28, 1992 Form 8-K)

               4(f) Form of Indenture for Color Tile, Inc. 10-3/4% Senior Notes Due 2001 (filed as exhibit 4(g) to the Company's Form S-1 Registration Statement filed November, 1993 and incorporated herein by reference).

               10(a) Lease and Agreement, dated as of August 1, 1979, between the City of Melbourne, Arkansas ("Melbourne") and the Company (filed as Exhibit 10(a) to the Registration Statement and incorporated herein by reference)

               10(b) First Supplemental Lease and Agreement, dated as of February 1, 1981, between Melbourne and the Company (filed as Exhibit 10(b) to the Registration Statement and incorporated herein by reference)

               10(c) Trust Indenture, dated as of August 1, 1979, by and between Melbourne and TCB, as Trustee, relating to the 7-1/8% Industrial Development Revenue Bond - Color Tile Project, Series 1979 (the "Melbourne Bonds") (filed as
                       Exhibit 10(c) to the Registration Statement and incorporated herein by reference)

               10(d) First Supplemental Trust Indenture, dated as of February 1, 1981, by and between Melbourne and TCB, as Trustee, relating to the Melbourne Bonds (filed as Exhibit 10(d) to the Registration Statement and incorporated herein by reference)

               10(e) Guaranty Agreement, dated as of August 1, 1979, between the Company and TCB relating to the Melbourne Bonds (filed as Exhibit 10(e) to the Registration Statement and incorporated herein by reference)

               10(f) First Supplemental Guaranty Agreement, dated as of February 1, 1981, between the Company and TCB relating to the Melbourne Bonds (filed as Exhibit 10(f) to the Registration Statement and incorporated herein by reference)

               10(g) Lease Agreement, dated January 1, 1981, between the Village of Park Forest South ("Park Forest") and the Company (filed as Exhibit 10(g) to the Registration Statement and incorporated herein by reference).

               10(h) Indenture of Mortgage and Deed of Trust, dated January 1, 1981, from Park Forest to Texas Commerce Bank National Association ("TCB") and Edward Mogee, as Trustees, relating to the 9.375% Industrial Revenue Bonds (Color Tile, Inc. Project), Series A, due December 15, 2000 (the "Park Forest Bonds") (filed as Exhibit 10(h) to the Registration Statement and incorporated herein by reference)

               10(i) Guarantee and Indemnification Agreement, dated January 1, 1981, between the Company and TCB, as Trustee, relating to the Park Forest Bonds (filed as Exhibit 10(i) to the Registration Statement and incorporated herein by reference)

               10(j) Lease Agreement, dated January 1, 1981, between the City of Cleveland, Mississippi ("Cleveland") and the Company (filed as Exhibit 10(j) to the Registration Statement and incorporated herein by reference)

               10(k) Indenture of Mortgage and Deed of Trust, dated January 1, 1981, from Cleveland to TCB, as Trustee, relating to the 10% Industrial Development Revenue Bonds (Color Tile, Inc. Project), Series A, due January 15, 2001 (the "Cleveland Bonds") (filed as Exhibit 10(k) to the Registration Statement and incorporated herein by reference)

               10(l) Guarantee and Indemnification Agreement, dated January 1, 1981, between the Company and TCB, as Trustee, relating to the Cleveland Bonds (filed as Exhibit 10(l) to the Registration Statement and incorporated herein by reference)

               10(m) Lease Agreement, dated October 1, 1981, between City of West Chicago ("West Chicago") and the Company (filed as
                       Exhibit 10(m) to the Registration Statement and incorporated herein by reference)

               10(n) Indenture of Mortgage and Deed of Trust, dated October 1, 1981, from West Chicago to TCB and Albert V. O'Neal, as Trustees, relating to the 9.80% Indenture Development Revenue Bonds (Color Tile, Inc. Project), Series A, due 1983-1997 (the "West Chicago Bonds") (filed as Exhibit 10(n) to the Registration Statement and incorporated herein by reference)

               10(o) Guarantee and Indemnification Agreement, dated October 1, 1981, between the Company and TCB, as Trustee, relating to the West Chicago Bonds (filed as Exhibit 10(o) to the Registration Statement and incorporated herein by reference)

               *10(p) Profit Sharing Plan (filed as Exhibit 10(r) to the Registration Statement and incorporated herein by reference)

               10(q) Agreement of Merger, dated as of October 16, 1989, among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc. , Knoll International Holdings, Inc. and NEAC, INC. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and incorporated by reference)

               10(r) Amendment to Agreement of Merger, dated as of December 17, 1989, among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc., Knoll International Holdings, Inc. and NEAC, INC. (filed as Exhibit 2(b) to the December 28, 1989 Form 8-K and incorporated herein by reference)

               *10(s) Amendment to Employment Agreement dated January 3, 1994, between the Company and Eddie M. Lesok

               *10(t) Amendment to Employment Agreement dated January 3, 1994, between the Company and N. Laurence Nagle

               10(u) Agreement for Management Advisory and Consulting Services between INVESTCORP International Inc. and CT Acquisition Corp. dated December 22, 1989 (filed as Exhibit 10(aa) to the December 31, 1989 Form 10-K and incorporated herein by reference)

               10(v) Credit Agreement dated as of November 27, 1991, as amended through April 2, 1992, among the Company, the lenders party thereto and Manufacturers Hanover Trust Company as agent (filed as Exhibit 10(ff) to the December 29, 1991 Form 10-K and incorporated herein by reference)

               10(x) Amendment, Acknowledgement and Consent, dated July 30, 1992, among the Registrant, Chemical Bank, as agent, and certain banks listed therein, amending certain provisions of the Credit Agreement, dated as of November 27, 1991 as amended through April 2, 1992, and the Senior Subordinated Loan Agreement, dated as of November 27, 1991 as amended through April 2, 1992 (each of which were previously filed as Exhibits 10(ff) and 10(gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991) (filed as Exhibit 28.1 to the August 28, 1992 Form 8-K)

               10(y) Amendment No. 3, dated as of November 1, 1993, to the Credit Agreement, dated as of November 27, 1991, as amended April 2, 1992, among the Company, the lenders party thereto and Chemical Bank as agent (filed an Exhibit 10(r) to Registration Statement (No. 33-50599) filed by the Company on October 14, 1993 and incorporated herein by reference).

               18 Letter regarding Change in Accounting Principles (filed as Exhibit 18 to the December 31, 1989 Form 10-K and incorporated herein by reference)

               21(a) Press Release of the Registrant concerning the Placement, dated August 13, 1992 (filed as Exhibit 21.2 to the August 28, 1992 Form 8-K)

               22      Subsidiaries of the Company

               (b)     Reports on Form 8-K:
                       -------------------

                       The following Reports on Form 8-K were filed during the last quarter of time period covered by this Report on
                       Form   10-K:


                       None

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COLOR TILE, INC.


                                 By: /s/ Eddie M. Lesok
                                    ----------------------------------------
                                     Eddie M. Lesok, Chief Executive Officer
DATED:  April 1, 1994

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the date indicated.


/s/ Eddie M. Lesok
- -----------------------------------------
Eddie M. Lesok, Chairman of the Board,                  April 1, 1994
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ N. Laurence Nagle
- ------------------------------------------
N. Laurence Nagle, Director                             April 1, 1994


/s/ Daniel J. Gilmartin
- -----------------------------------------
Daniel J. Gilmartin, Director                           April 1, 1994
(Principal Financial Officer)

/s/ Paul W. Soldatos
- -----------------------------------------
Paul W. Soldatos, Director                              April 1, 1994

/s/ Walter F. Loeb
- -----------------------------------------
Walter F. Loeb, Director                                April 1, 1994

                                COLOR TILE, INC.
                           Annual Report on Form 10-K
                           Year Ended January 2, 1994

                                 EXHIBITS INDEX
                                                                    Sequentially
Exhibit                                                               Numbered
  No.                      Description                                 Page
- -------  ---------------------------------------------------        ------------

      Report of Independent Accountants

      Consolidated Financial Statements:

         Consolidated Balance Sheet as of January 2, 1994
            and January 3, 1993
         Consolidated Statement of Operations for the years ended January 2, 1994, January 3, 1993 and December 29, 1991
         Consolidated Statement of Common Stockholder's
            Equity for the years ended
            January 2, 1994, January 3, 1993,
            and December 29, 1991
         Consolidated Statement of Cash Flows for the years ended January 2, 1994, January 3, 1993 and
            December 29, 1991
         Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          Schedule V    -  Property, Plant and Equipment

          Schedule VI   -  Accumulated Depreciation and
                           Amortization of Property,
                           Plant and Equipment

          Schedule VIII -  Valuation and Qualifying Accounts

          Schedule X    -  Supplementary Income Statement
                           Information

10(s)     Employment Agreement - Eddie M. Lesok

10(t)     Employment Agreement - N. Laurence Nagle

22        Subsidiaries of Company

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                 Page
                                                                ------

Report of Independent Accountants                                F - 2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of January 2, 1994 and
       January 3, 1993                                           F - 3

     Consolidated Statement of Operations for the years
       ended January 2, 1994, January 3, 1993 and
       December 29, 1991                                         F - 4

     Consolidated Statement of Common Stockholder's
       Equity for the years ended January 2, 1994,
       January 3, 1993 and December 29, 1991                     F - 5

     Consolidated Statement of Cash Flows for the years
       ended January 2, 1994, January 3, 1993 and
       December 29, 1991                                         F - 6

     Notes to Consolidated Financial Statements                  F - 7

Consolidated Financial Statement Schedules for the years ended
  January 2, 1994, January 3, 1993 and December 29, 1991:

     Schedule V   - Property, Plant and Equipment                S - 1

     Schedule VI  - Accumulated Depreciation and Amortization
                    of Property, Plant and Equipment             S - 2

     Schedule VIII - Valuation and Qualifying Accounts           S - 3

     Schedule X    - Supplementary Income Statement Information  S - 4

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


Board of Directors
Color Tile, Inc.


We have audited the consolidated financial statements and the financial statement schedules of Color Tile, Inc. listed on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Tile, Inc. as of January 2, 1994 and January 3, 1993 and the consolidated results of its operations and cash flows for each of the three years in the period ended January 2, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND

Fort Worth, Texas
March 28, 1994

                       COLOR TILE, INC.
                  Consolidated Balance Sheet
             January 2, 1994 and January 3, 1993
         (Amounts in Thousands, except share amounts)

                            ASSETS

                                           January 2,   January 3,
                                           ---------    ---------
                                              1994         1993
                                           ---------    ---------


 Current Assets:
   Cash and cash equivalents              $ 4,522       $

   Accounts and notes receivable, net of
     allowance for bad debts of
     $369 and $415                         13,860        12,643
   Inventories                             83,552        74,045
   Deferred income taxes                    1,078         3,830
   Other current assets                     5,072         3,567
                                          -------       -------

     Total Current Assets                 108,084        94,085
                                          -------       -------

 Property, plant and equipment, net       119,993       121,949

 Goodwill, net                            269,824       173,847
 Other intangible assets, net              40,696        45,377
 Deferred financing costs, net              6,464        13,891
 Deferred income taxes                     13,078        10,322
 Other assets                               7,204         3,521
                                         --------       -------

     Total Assets                        $565,343      $462,992
                                         ========      ========


             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Current portion of long-term debt      $ 5,790       $15,073
   Accounts payable                        60,941        38,803
   Accrued expenses and other current
     liabilities                           36,981        28,955
                                          -------       -------

     Total Current Liabilities            103,712        82,831
                                          -------       -------

   Long-term debt                         347,567       239,689

   Other noncurrent liabilities             5,488         9,087
                                          -------       -------

     Total Liabilities                    456,767       331,607
                                          -------       -------


 Commitments and contingencies (Notes 8
    and 10)

 Redeemable preferred stock, $90,784
  liquidation value at January 2, 1994      86,838       82,596

 Common Stockholder's Equity:
   Common stock, $.01 par value,
     1,000,000 shares authorized,
     101 shares issued and outstanding
   Additional paid-in capital              105,230      117,522
   Accumulated deficit                     (83,492)     (68,733)
                                           --------     -------

     Total Common Stockholder's Equity      21,738       48,789
                                            -------     -------

     Total Liabilities and Stockholders'
       Equity                              $565,343     $462,992
                                           ========     =======


The accompanying notes are an integral part of the consolidated financial statements.

                                COLOR TILE, INC.
                      Consolidated Statement of Operations
              for the years ended January 2, 1994, January 3, 1993
                             and December 29, 1991

                             (Amounts in Thousands)


                                 January 2,    January 3,    December 29,
                                    1994          1993          1991
                                 ---------      ---------      ---------

 Systemwide Sales  (Note 1)      $568,314        $586,007       $546,761
                                 ========        ========       ========


 Net Sales                       $555,127        $580,385       $544,315
                                 --------        --------       --------


 Costs and Expenses:

    Cost of sales                 309,528         311,368        292,517
    Selling, general and
     administrative expenses      191,451         208,796        201,237
    Depreciation and
     amortization                  25,546          28,683         29,202
    Special charges                                30,000
                                ---------         -------      ---------
       Total Costs and
         Expenses                 526,525         578,847        522,956
                                 --------        --------       --------

          Operating income         28,602           1,538         21,359

    Gain (loss) on
        disposal of a line of
        business                   (9,500)          4,007
    Interest expense (net
        of interest
        income of $163,
        $102, and $540)           (20,380)        (25,697)       (51,986)
                                 --------        --------       --------

    Loss before income
          taxes and
          extraordinary item       (1,278)        (20,152)       (30,627)

 Provision (benefit) for
    Income Taxes                      641           1,240         (2,133)
                                 --------        --------        -------


    Loss before
         extraordinary item        (1,919)        (21,392)       (28,494)

 Extraordinary gain (loss) on
    early extinguishment
    of debt, net of tax           (12,603)           (601)         4,886
                                 --------        --------        -------

 Net Loss                        $(14,522)       $(21,993)      $(23,608)
                                 ========        ========       ========



The accompanying notes are an integral part of the consolidated financial statements.



                                COLOR TILE, INC.
             Consolidated Statement of Common Stockholder's Equity for the years ended January 2, 1994, January 3, 1993 and December 29, 1991

                  (Amounts in Thousands, except share amounts)


                                                                                  Total
                                                      Additional                 Common
                                        Common Stock   Paid-In    Accumulated  Stockholder's
                                      Shares  Amount   Capital      Deficit       Equity
                                      ------- -------  ------       ------      --------
 Balance, December 30, 1990               100           $47,021     ($22,197)       $24,824

 Issuance of common stock                   1            79,704                      79,704
 Senior Cumulative Preferred Stock
     dividends, declared and  undeclared                 (2,900)                    (2,900)
 Accretion of difference between
     redemption value and proceeds of
     Senior Cumulative  Preferred Stock                     (79)                       (79)
 Net loss                                                             (23,608)     (23,608)
                                        ------- -------  ------       ------      --------
 Balance, December 29, 1991               101           123,746       (45,805)      77,941
                                        ------- -------  ------       -------     --------

 Senior Cumulative Preferred Stock
     dividends, declared and undeclared                  (2,923)                    (2,923)
 Accretion of difference between
     redemption value and proceeds of
     Senior Cumulative Preferred Stock                     (79)                        (79)
 Senior Increasing Rate Preferred Stock
     dividends, declared and undeclared                 (3,078)                     (3,078)
 Accretion of difference between
     redemption value and proceeds of
     Senior Increasing Rate Preferred Stock              (144)                       (144)
 Cumulative translation  adjustment                                      (935)        (935)
 Net loss                                                             (21,993)     (21,993)
                                        ------- -------  ------       -------     --------
 Balance, January 3,  1993               101           117,522        (68,733)      48,789
                                        ------- -------  ------       -------     --------

 Senior Cumulative Preferred Stock
     dividends, declared and  undeclared                (2,892)                     (2,892)
 Accretion of difference between
     redemption value and proceeds of
     Senior Cumulative Preferred Stock                     (80)                        (80)
 Senior Increasing Rate Preferred Stock
     dividends, declared and  undeclared                (8,953)                     (8,953)
 Accretion of difference between
     redemption value and proceeds of
     Senior Increasing Rate Preferred Stock              (367)                        (367)
 Cumulative  translation adjustment                                      (237)        (237)
 Net loss                                                             (14,522)     (14,522)
                                        ------- -------  ------       -------     --------

 Balance, January 2,  1994                 101         $105,230      $(83,492)    $ 21,738
                                        ======= ======= =======      ========      =======

The accompanying notes are an integral part of the consolidated financial statements.


                                COLOR TILE, INC.
                      Consolidated Statement of Cash Flows
              for the years ended January 2, 1994, January 3, 1993
                             and December 29, 1991
                             (Amounts in Thousands)

                                              January 2,  January 3,  December 29
                                                 1994        1993         1991
                                              ----------  ----------  -----------

 Cash flows from operating activities:
   Net loss                                    $(14,522)   $(21,993)    $(23,608)
                                               --------    --------     --------
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
       Depreciation and amortization             27,011      30,177       33,179
       Deferred interest on
         junior subordinated notes                                         6,860
       Extraordinary (gain) loss on
       early extinguishment of debt              12,603        910        (7,403)
       Special charges                                      30,000
       (Gain) loss on disposal
         of a line of business                    8,189     (4,327)         613
       (Increase) decrease in
         accounts receivable                       (420)    (5,731)         210
       (Increase) decrease in inventories       (11,773)    (1,813)       4,746
       (Increase) decrease in
         other current assets                       742     (2,206)      (2,489)
       (Increase) decrease in other assets      (12,534)     3,467        4,286
       Increase (decrease) in accounts payable   11,904      1,179       (1,024)
       Decrease in accrued expenses              (7,017)    (7,407)     (10,827)
       Increase (decrease) in
        layaways and deposits                      (448)       213         (138)
       Decrease in other liabilities             (5,032)    (8,457)      (7,549)
                                               --------    --------     --------

                Total adjustments                23,225      36,005      20,464
                                               --------    --------     --------

     Cash provided by (used in)
      operating activities                        8,703      14,012      (3,144)
                                               --------    --------     --------

 Cash flows from investing activities:
   Purchases of property, plant
    and equipment                               (14,031)    (13,938)     (9,517)
   Proceeds from sale of assets                   2,051      14,015       1,129
   Acquisition, net of cash acquired            (74,934)
   Other investing activities                    (5,362)     (4,065)     13,575
                                               --------    --------    --------

     Cash provided by (used in)
      investing activities                      (92,276)     (3,988)      5,187
                                               --------    --------    --------

 Cash flows from financing activities:
   Borrowings under revolving
     line of credit                             212,250     241,414      8,910
   Payments on revolving line
     of credit                                 (216,950)   (231,845)
   Payments on long-term debt                   (99,518)    (20,295)    (5,534)
   Borrowings to fund repurchase of debt                     63,436    125,673
   Issuance of common stock                                             79,704
   Issuance of 10 3/4 % Senior Notes            200,000
   Issuance of Senior Increasing Rate
     Preferred Stock                                         51,038
   Dividends paid on Senior Increasing Rate
     Preferred Stock                             (7,450)     (1,224)
   Repurchase of debt                                      (111,958)  (211,681)
                                               --------    --------    --------

     Cash provided by (used in)
      financing activities                       88,332      (9,434)    (2,928)
                                               --------    --------    --------
 Effect of exchange rate
 differences on cash equivalents                   (237)       (663)
                                               --------    --------    --------

 Increase (Decrease) in cash and cash
 equivalents                                     4,522         (73)        (885)

 Cash and cash equivalents at
 beginning of period                                 0          73          958
                                               --------    --------    --------
 Cash and cash equivalents at
 end of period                                  $4,522       $   0       $   73
                                              ========     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.


                               COLOR TILE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, except share amounts)

1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     Basis of Presentation
     ---------------------

     Color Tile, Inc. ("Color Tile") has been a wholly-owned subsidiary of Color Tile Holdings, Inc. ("Holdings"), an affiliate of INVESTCORP, S.A. ("Investcorp"), since Holdings' acquisition of all outstanding common stock of Color Tile, Inc. on December 28, 1989 (the "1989 Merger").

     On December 17, 1993, Color Tile, Inc. through its wholly-owned subsidiary, American Blind and Wallpaper Factory, Inc. ("ABWF"), acquired the operating assets (the "ABF Assets") of American Blind Factory, Inc., ("ABF") (see note 2 - Acquisitions) from ABF Acquisition Corp. ("ABF Acquisition "), a Delaware corporation and affiliate of Investcorp (see note 15 - Transactions with Related Parties). ABF Acquisition acquired the ABF Assets and assumed certain liabilities in connection therewith on November 4, 1993 to facilitate the acquisition of such assets by Color Tile, Inc. pending the receipt of proceeds from the consummation of the $200 million 10 3/4% Senior Notes (the "Senior Notes") Offering (the "Senior Notes Offering"). For financial reporting purposes, the results of operations of ABWF are combined with the operating results of Color Tile, Inc., and its subsidiaries (collectively, the "Company") from the effective date of the acquisition of the ABF Assets by ABF Acquisition, November 1, 1993.

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Color Tile, Inc. and its subsidiaries after elimination of significant intercompany accounts and transactions.

     Foreign Currency Translation
     ----------------------------

     For foreign operations, whose functional currency is not U. S. dollars, the balance sheet is translated at the year end exchange rate. Resulting translation adjustments are made to Accumulated Deficit. Operating statement transactions are translated at the average exchange rate for the year. Any exchange gain or loss is credited or charged to operations.

     Accounting Period
     -----------------

     The fiscal year of the Company ends on the Sunday nearest to December 31. All references herein to "1993", "1992" and "1991" mean the 52 week or 53 week fiscal years ended January 2, 1994, January 3, 1993 and December 29, 1991, respectively. The year ended January 3, 1993 was comprised of 53
     weeks.   The years ended January 2, 1994 and December 29, 1991 were each comprised of 52 weeks.

                               COLOR TILE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in Thousands, except share amounts)

1.   Summary of Significant Accounting Policies (Continued):
     ------------------------------------------------------

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost of sales is determined principally by the first-in, first-out ("FIFO") method.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment, including assets under capital leases, are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets.

     Betterments, renewals and repairs that extend the lives of assets are capitalized; other repairs and maintenance are expensed as incurred. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

     Goodwill and Other Intangible Assets
     ------------------------------------

     Goodwill and other intangible assets are amortized primarily on a straight-line basis over the estimated useful lives of the assets or the terms of the leases. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, and other economic factors. Management believes no impairment has occurred.

     Software Development Costs
     --------------------------

     Significant internal software development costs are being capitalized and amortized over their estimated useful lives, principally five years, commencing when the software is installed and available for use.

     Deferred Financing Costs
     ------------------------

     Deferred financing costs are amortized over the term of the related debt.

     Income Taxes
     ------------

     The Company has adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) as of December 31, 1990 (see note 9 - Income Taxes). Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

1.   Summary of Significant Accounting Policies (Continued):
     -------------------------------------------------------

     Systemwide Sales
     ----------------

     Systemwide sales include retail sales of all Company Stores, sales of ABWF since the date of acquisition, retail sales of all Franchised Stores and sales of manufactured products to outside third parties.

     Franchise Revenue Recognition
     -----------------------------

     Initial franchise fees are recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Franchise royalty fees and advertising contributions are recognized as income based on a percentage of franchise sales. Sales of inventories to franchisees are recognized as sales when shipped to the franchisee.

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, the Company considers short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

     Reclassification
     ----------------
     Certain balances for the years ended January 3, 1993 and December 29, 1991 have been reclassified to conform to the presentation adopted for the year ended January 2, 1994. These reclassifications did not result in a change in net loss or common stockholder's equity.

2.   Acquisitions:
     -------------

     On December 17, 1993, the Company completed its acquisition of the ABF Assets. ABF was a Detroit, Michigan based direct response marketing organization, engaged in the sale of name-brand and private-label horizontal, vertical, pleated and wood blinds and name-brand wallcovering. Also included in the acquisition were 24 retail stores previously operated by the former owner of ABF in metropolitan Detroit and Chicago of which five stores were converted to Color Tile stores and the remainder were subsequently closed.

     The purchase price of approximately $80 million, including fees and expenses of approximately $6.5 million, was provided from proceeds of the Senior Notes Offering which was consummated on December 17, 1993.

     The acquisition was accounted for as a purchase and the results of operations of ABWF have been included in the accompanying consolidated financial statements since November 1, 1993, the effective date of the acquisition of the ABF Assets by ABF Acquisition (see note 15 - Transactions with Related Parties).

     The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The allocation resulted in goodwill of

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

2.   Acquisitions (Continued):
     ------------------------

     approximately $101 million, which is being amortized over 40 years. The allocation of purchase price will be finalized during 1994.

     The following unaudited proforma results of operations assumes the acquisition of the ABF Assets occurred at the beginning of 1993 and 1992 after including the impact of certain adjustments, such as: amortization of intangibles, increased interest expense on the acquisition debt, elimination of prior owner's compensation and the related income tax effect. These proforma results are prepared for informational purposes only and are not necessarily indicative of future results of operations, nor the historical results of operations that would have occurred had the acquisition been consummated as of the assumed dates.

                                            1993        1992
                                          --------    --------

                                             (unaudited)
                 Net sales               $624,241    $644,469
                 Gross profit             260,990     285,121
                 Loss before
                   extraordinary item      (5,132)    (25,091)
                 Net loss                 (17,735)    (25,692)

3.   Inventories:
     ------------

     Inventories at January 2, 1994 and January 3, 1993 are summarized as follows:

                                           1993      1992
                                           ----      ----
     Finished goods                       $81,381  $71,994
     Work in progress                         656      557
     Raw materials                          1,515    1,494
                                         --------    -----
                                          $83,552  $74,045
                                          =======   ======

4.   Property, Plant and Equipment:
     -----------------------------

     Property, plant and equipment and estimated useful lives at January 2, 1994 and January 3, 1993 consist of the following:

                                   Life      1993      1992
                                   ----      ----      ----

     Land                                   $26,790   $26,790
     Buildings                   35 years    26,007    26,363
     Assets under capital leases   3-35      53,934    51,121
     Leasehold improvements        5-10      29,253    27,772
     Fixtures and equipment        2-15      48,153    44,630

     Construction in progress                 1,621       884
                                              -----     -----
                                            185,758   177,560
     Less: accumulated depreciation         (65,765)  (55,611)
                                             ------    ------
                                           $119,993  $121,949
                                            =======   =======

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

4.   Property, Plant and Equipment (Continued):
     -----------------------------------------

     Depreciation expense was $15,626, $17,336 and $16,970 for 1993, 1992 and 1991, respectively.

5.   Goodwill and Other Intangible Assets:
     ------------------------------------

     Goodwill and other intangible assets and related amortization periods at January 2, 1994 and January 3, 1993 consist of the following:

                                      Amortization        1993    1992
                                         Period           ----    ----
                                        --------
     Goodwill                          40 years      $289,668  $188,585
       Less: accumulated amortization                 (19,844)  (14,738)
                                                       ------    ------
     Goodwill, net                                    269,824   173,847

     Other intangible assets

       Favorable operating
        leases and lease options      Lease term       44,316    44,316
       Other                         5 - 40 years      29,868    32,058
                                                        -----    ------
                                                       74,184    76,374

     Less: accumulated amortization                   (33,488)  (30,997)
                                                       ------    ------
     Other intangible assets, net                      40,696    45,377
                                                       ------    ------
                                                     $310,520  $219,224
                                                      =======   =======

6.   Accrued Expenses and Other Current Liabilities:
     ----------------------------------------------

     Accrued expenses and other current liabilities at January 2, 1994 and January 3, 1993:

                                                        1993      1992
                                                        ----      ----
     Employee compensation                             $4,867    $6,581
     Accrued payroll, property and sales tax            4,757     5,173
     Accrued interest                                   1,111       225
     Other accrued expenses                            20,238    10,890
     Layaways and deposits                              6,008     6,086
                                                     --------    ------
                                                      $36,981   $28,955
                                                     ========    ======

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

7.   Long-term Debt:
     --------------

     Long-term debt at January 2, 1994 and January 3, 1993 consists of the following:


                                                       1993       1992
                                                       ----       ----
     10 3/4% Senior notes                            $200,000
     Term loan                                         46,000  $140,000
     Revolving line of credit                          80,600    85,300
     Mortgage loans on real estate                      3,447     4,127
     Obligations under capital leases                  23,310    25,335
                                                      -------   -------
     Total long-term debt                             353,357   254,762
     Less Current portion                              (5,790)  (15,073)
                                                     --------  --------
                                                     $347,567  $239,689
                                                     ========  ========

     The 10 3/4% Senior Notes due December 15, 2001 (the "Senior Notes"), were issued on December 17, 1993. The Senior Notes are redeemable at the Company's option, in whole or in part, at any time or from time to time on or after December 15, 1997, initially at 104.61% of their principal amount and thereafter at prices declining to 100% of the principal amount at December 15, 2000, in each case together with accrued and unpaid interest through the redemption date. In addition, if the Company or Holdings consummates one or more public offerings of its common stock prior to December 15, 1996, the Company may redeem up to 35% of the initially outstanding principal amount of the Senior Notes with the net proceeds of any such public offering available to the Company at a price of 110% of their principal amount, together with accrued and unpaid interest, if any; provided, however, that following such redemption at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding. The Senior Notes are not subject to any sinking fund requirement. The Senior Notes are uncollateralized obligations of the Company.

     The Company has a Senior Credit Agreement with a group of commercial banks and other institutional investors which provides for a $46,000 term loan facility, originally $150,000, due in varying amounts through 1998 and a $100,000 revolving line of credit facility expiring in 1998. The term loan facility was used to repurchase certain outstanding debt securities and for payment of fees and expenses related to the repurchase of those debt securities. The entire $100,000 revolving line of credit can be used to fund working capital requirements. The Senior Credit Agreement contains certain covenants that may affect the operations of the Company. These covenants, among other things, restrict, subject to certain limitations, the Company's ability to incur additional indebtedness or issue redeemable preferred stock, enter into transactions with affiliates, make payments in respect of its capital stock, make capital expenditures, sell assets and purchase subordinated debt. At January 2, 1994, in accordance with these covenants, the Company was restricted from paying dividends on its

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)


7.   Long-term Debt (Continued):
     --------------------------

     common stock. Such covenants also require the Company to maintain certain financial ratios.

     Trade and certain standby letters of credit, which amounted to $10,657 at January 2, 1994, reduce the amounts available for additional borrowings and letters of credit under the revolving line of credit by a like amount. At January 2, 1994, the Company had approximately $8,700 available under the revolving line of credit facility for additional working capital borrowings.

     The outstanding borrowings under the Senior Credit Agreement accrue interest at the higher of the bank's announced reference rate or 1/2 % above the federal funds rate, in each case plus 1-1/2 % (7-1/2% at January 2, 1994). Outstanding borrowings can be converted to Eurodollar loans
     which accrue interest at LIBOR plus 2-3/4 %.   In accordance with terms of
     the Senior Credit Agreement, certain borrowings have been converted to Eurodollar loans which accrued interest at rates from 6.00% to 6.25% at January 2, 1994. Commercial letter of credit fees are 3/4% of the stated amount and standby letter of credit fees are 2-1/2% per annum. In addition, the Company is required to pay commitment fees of 1/2% per annum on available lines of credit. The Company paid commitment fees of approximately $106 and $124 for the years ended January 2, 1994 and January 3, 1993, respectively. The Senior Credit Agreement, which expires on December 31, 1998, is collateralized by substantially all of the assets of the Company.

     In conjunction with the Senior Notes Offering, the Company and its lenders substantially modified the Senior Credit Agreement to, among other things, permit the Senior Notes Offering, the purchase of ABF Assets, and the disposal of the Company's Canadian operations and certain retail stores acquired from the former owner of ABF. The amendment also increases the level of permitted capital expenditures, reduces the interest coverage ratio and other financial covenants required to be maintained under the agreement and significantly modifies both the timing and amounts of the minimum future repayments of borrowings under the term loan portion of the Senior Credit Agreement.

     During 1993, the Company prepaid $86,500 of borrowings under the term loan portion of the Senior Credit Agreement with proceeds of the Senior Notes Offering. In conjunction with this early extinguishment of debt and substantial modifications to the Senior Credit Agreement, the Company has recorded an extraordinary loss of $12,603 on the write-off of related deferred financing costs in the consolidated statement of operations.

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

7.   Long-term Debt (Continued):
     --------------------------

     During 1992 and 1991, the Company repurchased all of the aggregate principal amount of the 12 3/8% Senior Notes, 13% Senior Subordinated Notes and 13 3/4% Subordinated Debentures with proceeds from the Company's term loan, line of credit facility and the proceeds of the private placement of the Class B, Series A Senior Increasing Rate Preferred Stock in August 1992. In conjunction with these early extinguishments of debt, the Company recorded a pretax loss of $910 in 1992 and pretax gain of $7,403 in 1991, which after an income tax benefit of $309 and a tax provision of $2,517, respectively, were recorded as extraordinary items in the consolidated statement of operations.

     At Janaury 2, 1994, the fair value of the Senior Notes, excluding accrued interest, was determined to be $203,000, based on quoted prices for the issue. The estimated fair value of the Company's remaining long-term debt approximates the carrying amount based on discounted cash flows and book values.

     Mortgage loans on real estate have interest rates ranging from 9.25% to 9.75% and are payable monthly in arrears.

     Future minimum payments of long-term debt are as follows:

     1994                       $5,790
     1995                        4,830
     1996                       15,923
     1997                       17,952
     1998                      102,403
     Thereafter                206,459
                              --------
                              $353,357
                              ========


8.   Capital and Other Leases:
     ------------------------

     Retail operations of Company Stores are conducted in 662 leased and 138 owned facilities. Under the lease agreements for leased facilities, initial terms normally range from ten to twenty-five years, most of which include renewal options. Leases are generally triple net and provide that the Company will pay real estate taxes, insurance, common area maintenance and other operating costs in addition to specified rental amounts.
     Certain leases contain rental escalation provisions and/or contingent rentals based on sales.

     The building portion of minimum rentals which meet the criteria of capital leases are capitalized, and the related assets and obligations are recorded using the rate implicit

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

8.   Capital and Other Leases (Continued):
     ------------------------------------

     in the lease. The asset is amortized on a straight-line basis over the lesser of the useful life of the building or the lease term.

     Assets under capital leases at January 2, 1994 and January 3, 1993 consist of the following:
                                                  1993        1992
                                                  ----        ----
      Buildings (manufacturing and
       distribution facilities)                  $5,612      $5,612
      Buildings (retail stores)                  37,470      37,470
      Fixtures and equipment                     10,852       8,039
                                                -------      ------

                                                 53,934      51,121
      Less: accumulated amortization            (25,564)    (18,480)
                                               --------    --------

                                                $28,370     $32,641
                                               ========    ========

     Certain other noncancellable leases and the land portion of the minimum rentals under building capital leases are accounted for as operating leases. Total rental expense was as follows:

                                           1993        1992
                                           ----        ----
      Minimum rentals                    $29,906     $27,367
      Contingent rentals                     696         754
      Less: sublease rentals              (7,315)     (4,547)
                                         --------    --------
                                         $23,287     $23,574
                                        =========    ========

     Minimum rental commitments are summarized as follows:

                                          Capital  Operating
                                           Leases   Leases
                                          ------   ------
     1994                                 $7,310    $22,393
     1995                                  5,811     20,328
     1996                                  4,385     19,172
     1997                                  3,669     17,699
     1998                                  2,796     16,083
     Thereafter                            8,174     66,630
                                        --------  ---------
     Total minimum lease payments         32,145   $162,305
                                                   ========
     Less: amount representing interest   (8,835)
                                         --------
     Present value of net minimum
     lease payments                      $23,310
                                         ========

     Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of approximately $2,104 for capital leases and $27,608 for operating leases which are due in the future under noncancellable subleases.

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)



8.   Capital and Other Leases (Continued):
     ------------------------------------

     In addition, minimum payments do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts or future rental increases as periodically determined.

9.   Income Taxes:
     ------------

     The Company has been included in the consolidated federal income tax return of its parent company, Holdings, beginning with the income tax return filed of 1990. Income taxes are presented by the Company as if it filed a separate federal income tax return.

     The provision (benefit) for income taxes consists of the following:

                                         1993      1992       1991
                                         ----      ----       ----
       Current:
         Federal                                   $544    ($2,517)
         State                           $660       574        384
         Foreign                          (19)      122
                                         ----      ----  ---------
          Provision
            (benefit) for income taxes    641     1,240     (2,133)

          Provision for current taxes
            included in extraordinary item         (309)     2,517
                                         ----    ------   --------
                                          641       931        384
                                         ----    ------   --------
       Deferred:
          Federal

                                         ----    ------   --------
       Provision for
       income taxes                      $641      $931       $384
                                         ====    ======   ========


     The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                        1993       1992       1991
                                        ----       ----       ----
       Tax (benefit) at                $( 447)  $(6,850)  $(10,413)
        federal statutory rates
       Extraordinary item              (4,411)     (309)     2,517
       State income taxes, net of
        federal tax benefit               429       379        253
       Foreign income taxes               (19)      122
       Losses providing no tax benefit  3,298     5,948      6,387
       Amortization of goodwill         1,791     1,406      1,640
       Alternative minimum tax                      235
                                     ---------   ------   --------

       Provision for income taxes      $  641    $  931   $    384
                                     ========    ======   ========

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

9.   Income Taxes (Continued):
     ------------------------

     The components of the net deferred tax asset recognized as of January 2, 1994 and January 3, 1993 are as follows:


                                                       1993      1992
                                                       ----      ----

      Deferred tax liability:
          Depreciation                              ($3,928)   ($4,355)
                                                     ------     ------
      Deferred tax asset:
          Tax net operating loss carryforward        37,121     30,086
          Other, net                                 16,286     20,307
                                                     ------     ------
                                                     53,407     50,393
          Less: Valuation allowance                 (35,323)   (31,886)
                                                     ------     ------
             Deferred tax asset, net of
                 Valuation allowance                 18,084     18,507
                                                     ------     ------
          Net deferred tax asset                    $14,156    $14,152
                                                    =======    =======

     As of January 2, 1994, the Company has net operating loss carryforwards of approximately $106,335 and $82,558 for federal income tax and alternative minimum tax purposes, respectively. These carryforwards will expire from 2001 through 2006. Subsequently recognized tax benefits of the valuation allowance will reduce goodwill in the amount of $6,001.

10.  Commitments and Contingencies:
     -----------------------------

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.


11.  Redeemable Preferred Stock:
     --------------------------

     Redeemable preferred stock at January 2, 1994 and January 3, 1993 is comprised of the following:

                                                       1993       1992
                                                       ----       ----
      Class B, Series A Senior
       Increasing Rate
       Preferred Stock,$57,825
       liquidation value at
       January 2, 1994                               $54,306    $53,035
      Senior Cumulative
       Preferred Stock, $32,959
       liquidation value at
       January 2, 1994                                32,532     29,561
                                                     -------    -------
      Redeemable preferred
        stock                                        $86,838    $82,596
                                                     =======    =======

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

11.  Redeemable Preferred Stock (Continued):
     --------------------------------------

     The Company had 2,200,000 shares of Class B, Series A Senior Increasing Rate Preferred stock, $1 par value, $25 liquidation value (the "Series A Shares") issued and outstanding at January 2, 1994 and January 3, 1993. The Series A Shares provide for the payment of cumulative quarterly cash dividends equal to $.8125 per share at issuance.

     The quarterly dividend which applied to quarters that commenced on October 15, 1992 and April 15, 1993 was equal to $.84375 per Series A Share. This quarterly dividend will increase by $.03125 per share over the previously prevailing quarterly dividend on each July 15 and January 15, commencing with the quarterly dividend payable for the quarter beginning on January 15, 1994, up to a maximum quarterly dividend of $1.0625 per share. Quarterly dividends payable in excess of $.9375 per share may, at the option of the Company, be paid to holders of the shares in whole or in part by the issuance of additional shares at the rate of one additional share for each $25.00 of such dividends not paid in cash. The difference between the ultimate redemption value and the initial carrying value is being accreted over the redemption period.

     The Series A Shares are subject to mandatory redemption at $25.00 per share, plus accrued but unpaid dividends on January 15, 2003. The Series A Shares may be redeemed, in whole or in part, on or after July 15, 1993 at prices beginning at $25.25 on January 15, 1993 and increasing to $26.00 per share on July 15, 1995 and then subsequently declining to $25.00 at July 15, 1998 and thereafter. As of January 2, 1994 and January 3, 1993, the carrying amount of the Series A Shares has been increased $3,357 and $1,854, respectively, for undeclared and unpaid cash dividends.

     The Company had 200,000 shares of Senior Cumulative Preferred Stock, $1 par value, $100 liquidation value issued and outstanding at January 2, 1994 and January 3, 1993. From July 15, 1989 through January 15, 1995, the Senior Cumulative Preferred Stock provides for the accrual, on a quarterly basis, of cumulative dividends in the form of additional shares of Senior Cumulative Preferred Stock at the annual rate of .1450 shares per share of Senior Cumulative Preferred Stock payable January 15, 1995. Such accrued dividends do not compound additional dividends. Commencing January 15, 1995, the Senior Cumulative Preferred Stock provides for cumulative dividends at the annual rate of 14.50% per share payable quarterly after January 15, 1995. Dividends which are due and unpaid accrue additional dividends, compounding on a quarterly basis, at the rate of $14.50 per share per annum. The difference between the ultimate redemption value and the initial carrying value is being accreted over the redemption period.

     The Senior Cumulative Preferred Stock is subject to mandatory redemption in an amount equal to 50% of the outstanding shares on October 15, 1998 and the remaining 50% of such outstanding shares on October 15, 1999. Certain features of the Senior Cumulative Preferred Stock were modified in connection with the 1989 Merger. As of January 2,

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

 11.    Redeemable Preferred Stock (Continued):
        --------------------------------------

     1994 and January 3, 1993 the carrying amounts of the Senior Cumulative Preferred Stock have been increased by approximately $12,962 and $10,067, respectively, representing cumulative dividends not currently declared or paid, but which are payable under the mandatory redemption features.

     At January 2, 1994, the fair value of the Series A Shares was determined to be $57,200 based on quoted prices for the issue, excluding accrued but undeclared dividends. The estimated fair value, including accrued but undeclared dividends, of the Senior Cumulative Preferred Stock approximates the carrying amount based upon discounted cash flows and book values.

12.  Special Charges:
     ---------------

     During the fourth quarter of fiscal 1992, following a detailed study of its operations, the Company recorded a write-down of certain property, plant, equipment and intangible assets, and established provisions for restructuring of operations, store closures and conversion of certain stores to Franchised Stores. These write-downs and provisions aggregated $30,000 and are reflected as a Special Charge in the Consolidated Statement of Operations.

13.  Gain (Loss) on Disposal of a Line of Business:
     ----------------------------------------------

     Effective October 3, 1993, the Company decided to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operates 37 retail stores in Canada (including 9 Franchised stores). The Company is in the process of negotiating the sale of the Canadian operations. In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651. The sales, costs and related expenses of Factory Carpet's operations have been eliminated from the individual line items of the 1993 Consolidated Statement of Operations and the operating losses of this line of business have been included on a one-line basis in the loss from disposal of a line of business as follows:

                                                       1993
                                                       ----
      Net sales                                     $23,661
                                                   ========

      Operating loss                                  (849)
      Estimated loss on disposal                    (8,651)
                                                    -------
      Loss on disposal of a line of business       $(9,500)
                                                   ========

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

13.  Gain (Loss) on Disposal of a Line of Business (Continued):
     ----------------------------------------------------------

     Effective May 15, 1992, the Company completed the sale of its hardwood flooring manufacturing plant (the "Wood Plant") located in Melbourne, Arkansas and realized a pre-tax gain of $4,007. The proceeds of the sale, before fees and related expenses, included $11,809 in cash and the buyer's assumption of certain liabilities, including an agreement to defease $2,600 of industrial revenue bonds related to the Wood Plant.

14.  Supplemental Cash Flow Information:
     ----------------------------------

                                          1993       1992       1991
                                          ----       ----       ----
           Supplemental disclosure
           of cash flow informations:
             Interest paid             $18,192    $28,320    $55,950
             Income taxes paid            $444     $1,281       $450
           Non-cash investing and
           financing activities:
             Capital lease obligations
               incurred for property,
               plant and equipment      $2,096     $3,400
             Senior Increasing Rate
               Preferred Stock
               unpaid dividends         $1,503     $1,854
             Senior Cumulative
               Preferred Stock
               dividends in kind        $2,895     $2,923     $2,900

15.  Transactions With Related Parties:
     ---------------------------------

     During the year ended December 29, 1991 the Company incurred interest expense on the Junior Subordinated Notes totaling $10,291 of which $6,860 was deferred. On November 27, 1991, Holdings purchased one additional share of the Company's common stock for $79,704. With these funds, the Company redeemed the $60,000 of the Junior Subordinated Notes, related deferred interest of $10,685 and accrued interest of $3,431, at a premium of $5,588.

     In conjunction with the refinancing of the Company's debt in 1991, $3,750 was paid to INVESTCORP International, Inc. ("International"), an affiliate, for financing advisory fees for its assistance in arranging the Senior Credit Agreement. Additionally, an affiliate of INVESTCORP was paid $6,000 in connection with the repurchase of certain outstanding debt securities of the Company. These transactions have been reviewed by the independent member of the Board of Directors who determined that, and the Company has received a letter from an independent nationally known investment banking firm which concluded that, the terms and conditions associated with these transactions were as favorable to the Company as the Company could have reasonably obtained from an independent third party.

     On October 5, 1993, ABF Acquisition, an affiliate of Investcorp, entered into an agreement (the "ABF Acquisition Agreement") to acquire the ABF Assets and assume certain liabilities in connection therewith. ABF Acquisition agreed to acquire the ABF

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

15.  Transactions with Related Parties (Continued):
     ---------------------------------------------

     Assets to facilitate the acquisition of such assets by the Company pending
     (i) the receipt of proceeds from the Senior Notes Offering, (ii) the execution of an amendment to the Senior Credit Agreement permitting, among other things, the acquisition of the ABF Assets, and (iii) the receipt of certain required governmental consents. The ABF Acquisition Agreement provided for the acquisition of the ABF Assets and certain related entities in exchange for the assumption of certain specified liabilities and the payment of a purchase price of approximately $73,000 net of the anticipated effect of certain adjustments pursuant to the ABF Acquisition Agreement. In connection with such acquisition, affiliates of Investcorp received approximately $4,300 from ABF Acquisition in respect of a bridge loan commitment, a guarantee of the bridge loan provided by Chemical Bank to finance the acquisition of the ABF Assets by ABF Acquisition and the payment of fees for merger advisory services. A portion of the fees payable to affiliates of Investcorp was intended to compensate such affiliates for committing to provide additional funds in the event that the Company was unable to consummate the acquisition of the ABF Assets as described below.

     The Company entered into an option (the "Option Agreement") to acquire the ABF Assets and assume the liabilities associated therewith from ABF Acquisition at a price approximately $80,000, including fees and expenses of $6,500, which reflects the same price paid by ABF Acquisition for the ABF Assets, adjusted to reflect amounts payable to certain Investcorp affiliates, as described above, and the reimbursement of transaction costs incurred in connection with such acquisition. The Company exercised its rights under the Option Agreement and acquired the ABF Assets contemporaneously with the completion of the Senior Notes Offering on December 17, 1993.

     In connection with the Option Agreement, the Company and ABF Acquisition entered into a Management Services Agreement dated November 4, 1993 pursuant to which the Company agreed to provide management services to ABF Acquisition until the earlier to occur of the closing of the exercise of the Company's option to purchase the ABF Assets from ABF Acquisition pursuant to the Option Agreement, or November 4, 1994. The Management Services Agreement provides for the Company to receive a fee for such services. Pursuant to this agreement, the Company has received a fee of approximately $2 and does not expect to receive any additional compensation.

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

15.  Transactions with Related Parties (Continued):
     ---------------------------------------------

     Pursuant  to the  ABF Acquisition  Agreement,  the parties  made customary representations, warranties and covenants typically contained in agreements of this type and entered into customary indemnities for breaches of such representations, warranties and covenants set forth in the ABF Acquisition Agreement. Upon the acquisition of the ABF Assets,
     ABF Acquisition assigned all its rights under the ABF Acquisition Agreement to the Company.

     The Company paid International $500 for management fees during each of the fiscal years 1993, 1992 and 1991.

     The Color Tile Employees Investment Plan ("Investment Plan"), which is under the direct control of Company management, owns 44 properties leased by the Company. During 1993, 1992 and 1991 the Company paid approximately $3,460, $3,085 and $3,113, respectively, in rentals to the Investment Plan for these properties.

16.  Employee Benefit Plans:
     ----------------------

     The Investment Plan is a defined contribution plan open to all employees upon completing certain periods of service with the Company. This plan requires the Company to make contributions to the plan equal to a certain percentage of the employee's contribution rate during the year. The Company's contributions to the Investment Plan were $829, $846 and $715, respectively, for 1993, 1992 and 1991.

     Under the Color Tile Family Security Plan ("Family Security Plan"), salaried and certain other employees who have three years of service with the Company are eligible to become participants in the Family Security Plan. The Family Security Plan provides that in the event of the death of a participant who is an employee, who is on authorized leave of absence or who is under an approved disability, the participant's beneficiary will receive approximately one-half the participant's Family Security Plan salary on a monthly basis for a defined period of time. The Company provides a noncontributory benefit for a period of 10 years; employees may also obtain, on a contributory basis, the same benefit until the employee would have attained age 65. The Family Security Plan is administered through a Voluntary Employees' Beneficiary Association ("VEBA") qualified under Section 501(c)(9) of the Internal Revenue Code of 1986. The Family Security Plan is funded by life insurance owned by the VEBA. A participant's Family Security Plan salary approximates the total compensation paid to the participant by the Company during the plan year.

                                   COLOR TILE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (Amounts in Thousands, except share amounts)

16.  Employee Benefit Plans (Continued):
     ----------------------------------

     Officers and director employees participate in the Family Security Plan on the same terms as other employees. For 1993, 1992 and 1991 the Company contributed $261, $228 and $237, respectively, to the Family Security Plan.

17.  Supplemental Selected Quarterly Financial Data (Unaudited):
     ----------------------------------------------------------

     Unaudited summarized financial data by quarter for 1993, 1992 and 1991 is as follows:

                                                     Quarter Ended
         Year ended                 -------------------------------------------
      January 2, 1994:               April 4    July 3    October 3   January 2
      ---------------                -------    ------    ---------   ---------
      Net sales                     $134,680   $131,596    $135,287    $153,564
      Cost of sales                   71,566     72,636      74,430      90,896
      Selling, general and
       administrative expenses        47,585     46,610      48,065      49,191
      Depreciation and
       amortization                    6,126      5,930       5,979       7,511
                                    --------   --------    --------    --------
      Operating income                 9,403      6,420       6,813       5,966

      Loss on disposal
      of a line of
      business                          (346)      (434)     (8,720)
      Interest expense, net           (4,855)    (4,818)     (4,740)     (5,967)
      Income taxes                      (300)      (223)       (101)        (17)
      Extraordinary loss on early
       extinguishment of debt, net                                      (12,603)
                                    --------   --------   ---------    --------
          Net income
           (loss)                     $3,902       $945     $(6,748)   $(12,621)
                                      ======    =======    ========    ========

                                                     Quarter Ended
         Year ended                 --------------------------------------------
      January 3, 1993:              March 29   June 28   September 27  January 3
      ---------------               --------   -------   ------------  ---------
      Net sales                     $139,864   $150,193    $146,772    $143,556
      Cost of sales                   73,552     79,169      79,965      78,682
      Selling, general and
       administrative expenses        53,036     55,342      51,304      49,114
      Depreciation and
       amortization                    7,107      6,821       6,830       7,925
      Special charges                                                    30,000
                                    --------   --------   ---------   ---------
      Operating income                 6,169      8,861       8,673     (22,165)
       (loss)
      Gain on sale of assets                      4,007
      Interest
       expense, net                   (7,928)    (6,808)     (5,930)     (5,031)
      Income taxes                      (123)      (339)       (547)       (231)
      Extraordinary loss on early
       extinguishment of debt, net                             (601)
                                    --------   --------      ------    --------
                Net income
                 (loss)              $(1,882)  $  5,721      $1,595    $(27,427)
                                     =======    =======      ======     =======

     ----------------------------------------------------------------------


   In conjunction with the recognition of the loss on the disposal of the Canadian operations, the sales, costs and related expenses of Factory Carpet's operations have been excluded from the individual line items of the 1993 Selected Quarterly Financial data and the operating losses of this line of business have been included on a one-line basis in the loss on disposal of a line of business for each quarter of 1993 (see note 13 - Gain (Loss) on Disposal of a Line of Business).

                                                                     SCHEDULE V

                               COLOR TILE, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                             (Amounts in Thousands)

                             Balance at                   Retirements                Balance
                              Beginning                       and           Other    at End
   Description                of Period    Additions(a)     Sales(b)     (c)(d)(e)   of Period
   -----------               -----------   ------------   -----------    ---------   ---------
 Year ended January 2, 1994:
   Land                        $26,790      $              $              $           $26,790
   Buildings                    26,363              34          (374)         (16)     26,007
   Assets under capital leases  51,121           2,096                        717      53,934
   Leasehold improvements       27,772           2,751        (2,763)       1,493      29,253
   Fixtures and equipment       44,630           8,161        (5,190)         552      48,153
   Construction in progress        884           3,517                     (2,780)      1,621
                                ------           -----       -------       ------     -------
 Totals                       $177,560         $16,559       $(8,327)        $(34)   $185,758
                              ========         =======       =======       ======    ========

 Year ended January 3, 1993:
   Land                        $27,626          $              $(644)       $(192)    $26,790
   Buildings                    22,875             352        (2,653)       5,789      26,363
   Assets under capital leases  57,759           3,400                    (10,038)     51,121
   Leasehold  improvements      23,523           3,765          (646)       1,130      27,772
   Fixtures and equipment       39,396           5,801        (8,323)       7,756      44,630
   Construction in progress      2,483           4,020          (123)      (5,496)        884
                                ------           -----       -------       ------     -------

 Totals                       $173,662         $17,338      $(12,389)     $(1,051)   $177,560
                               =======         =======       =======      =======    ========

 Year ended December 29, 1991:
   Land                        $27,916          $              $(290)       $         $27,626
   Buildings                    23,642                          (851)          84      22,875
   Assets under capital leases  57,759                                                 57,759
   Leasehold improvements       19,471           2,664          (489)       1,877      23,523
   Fixtures and equipment       34,719           1,477          (600)       3,800      39,396
   Construction in  progress     2,868           5,376                     (5,761)      2,483
                                ------           -----       -------       ------    --------
 Totals                       $166,375          $9,517       $(2,230)      $  -0-    $173,662
                               =======         =======       =======       ======    ========


(a)  Additions for 1993 include the ABF Assets acquired effective November 1,
     1993.

(b) Includes $2,532 of fixed asset write-offs related to the disposal of Canadian operations during 1993.

(c) Represents transfers of assets from construction in progress to other assets for 1993, 1992 and 1991.

(d) Represents transfer of capital lease assets purchased and foreign currency translation adjustments associated with Factory Carpet for the 1992.

(e) Represents $625 of fixed asset write-offs related to the Special Charges at January 3, 1993.

                                                                    SCHEDULE VI

                                COLOR TILE, INC.
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Amounts in Thousands)

                                           Additions
                             Balance at    Charged to     Retirements                Balance
                              Beginning    Costs and        and                    at End
   Description                of Period    Expense (a)     Sales(b)      Other (c)   of Period
   -----------               -----------   ------------   -----------    ---------   --------

 Year ended January 2, 1994:
   Buildings                    $2,445         $  847       $   (26)     $       1    $ 3,267
   Assets under capital leases  18,480          7,074                           10     25,564
   Leasehold improvements       10,105          2,640        (1,041)           (14)    11,690
   Fixtures and equipment       24,581          5,065        (4,264)          (138)    25,244
                                ------        -------       -------           ----     ------

 Totals                        $55,611        $15,626       $(5,331)       $  (141)    65,765
                               =======        =======       =======       ========    =======

 Year ended January 3, 1993:
   Buildings                    $1,435         $1,027        $ (336)          $319     $2,445
   Assets under capital leases  13,456          5,491                         (467)    18,480
   Leasehold  improvements       4,791          5,701          (258)          (129)    10,105
   Fixtures and equipment       11,746         17,534        (4,784)            85     24,581
                                ------        -------        -------          ----     ------
 Totals                        $31,428        $29,753       $(5,378)       $  (192)   $55,611
                               =======        =======       =======       ========    =======

 Year ended December 29, 1991:
   Buildings                      $699           $748          $(12)       $           $1,435
   Assets under capital leases   6,885          6,571                                  13,456
   Leasehold improvements        2,137          2,810          (156)                    4,791
   Fixtures and equipment        5,588          6,841          (683)                   11,746
                                ------        -------       -------           ----     ------

 Totals                        $15,309        $16,970          $(851)         $ -0-   $31,428
                               =======        =======        =======       =======    =======




(a)  Includes $12,417 of expense related to Special Charges at January 3, 1993.

(b) Includes $1,235 of retirements related to the disposition of Canadian operations.

(c) Represents transfers of capital lease assets purchased and foreign currency translation adjustments associated with Factory Carpet for the year ended January 3, 1993.

                                                                  SCHEDULE VIII

                                COLOR TILE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)



                                   Balance at    Charged to     Charged to                   Balance
                                   Beginning    Costs and        Other                       at End
   Description                     of Period    Expense (a)     Accounts      Deductions     of Period
   -----------                     -----------   ------------   -----------    ---------     --------
 Valuation accounts deducted
 from asset account to
 which it applies:

 Allowance for doubtful accounts
  Year ended January 2,  1994         $415         $103(a)        $  -0-        $(149)(b)     $  369
                                      ====         ====           ======        =====         ======
  Year ended January 3,  1993         $305         $389(a)        $  -0-        $(279)(b)     $  415
                                      ====         ====           ======        =====         ======
  Year ended December 29, 1991        $562         $147(a)        $  -0-        $(404)(b)     $  305
                                      ====         ====           ======        =====         ======


 Deferred tax asset
  valuation allowance

  Year ended January 2, 1994       $31,886         $ -0-           3,437(c)     $ -0-        $35,323
                                   =======         =====          ======        =====        =======
  Year ended January 3,  1993      $30,599         $ -0-           1,287(c)     $ -0-        $31,886
                                   =======         =====          ======        =====        =======
  Year ended December  29, 1991       -0-          $ -0-         $30,599(c)     $ -0-        $30,599
                                   =======         =====          ======        =====        =======


 (a)  Amounts charged to bad debt expense.
 (b)  Balances written-off, net of recoveries.
 (c)  Valuation allowance charged to deferred tax asset.













                                                                     SCHEDULE X


                                COLOR TILE, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (Amounts in Thousands)



                                      1993       1992         1991
                                     ------    --------     --------

           Property, franchise
            and other taxes          $6,125      $6,933       $7,446
                                     ======      ======       ======
           Advertising              $40,010     $46,469      $40,394
                                    =======     =======      =======
           Amortization of
            intangible assets        $9,322     $11,347      $12,245
                                     ======     =======      =======
           Repairs and
            maintenance              $2,163      $2,833       $5,084
                                    =======      ======       ======















































                                         S-4




