Form 10-Q
period 1994-04-03
COLOR TILE INC
filed 1994-05-17
CIK 276780

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                       ____________________________
                                 FORM 10-Q

(mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                Commission file number 0-8777

                       COLOR TILE, INC.
   (Exact name of registrant as specified in its charter)


Delaware                                       75-1606185
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)              identification no.)


         515 Houston Street, Fort Worth, Texas 76102
           (Address of principal executive office)
                         (Zip Code)

                         (817)870-9400
     (Registrant`s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO

All of the common stock of the registrant is held by Color Tile
Holdings, Inc., a Delaware corporation. The number of shares outstanding of the registrant's common stock, $.01 par value, as of May 1, 1994 was 101.


                  Exhibit Index is on Page 11

                      COLOR TILE, INC.
                     Table of Contents


PART I - FINANCIAL INFORMATION                         Page

     Item 1 - Financial Statements                       3

     Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                 8


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K          10

                       COLOR TILE, INC.
               Condensed Consolidated Balance Sheet
                April 3, 1994 and January 2, 1994
           (Amounts in Thousands, except share amounts)
                        (Unaudited)

                          ASSETS

                                             April 3, 1994    January 2, 1994
Current Assets:
 Cash and cash equivalents                     $   2,893          $   4,522
 Accounts and notes receivable, net of
  allowance for bad debts of $369 and $369        16,230             13,860
  Inventories                                     86,253             83,552
  Deferred income taxes                            1,078              1,078
  Other current assets                             8,606              5,072
                                               ---------          ---------
     Total Current Assets                        115,060            108,084

Property, plant and  equipment, net              120,761            119,993

Goodwill, net                                    268,010            269,824
Other intangible assets, net                      41,255             40,696
Deferred financing costs, net                      6,262              6,464
Deferred income taxes                             13,078             13,078
Other assets                                       6,430              7,204
                                               ---------          ---------
    Total Assets                               $ 570,856          $ 565,343
                                               =========          =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt             $   5,790          $   5,790
 Accounts payable                                 59,512             60,941
 Employee compensation                             3,081              4,867
 Accrued interest                                  6,633              1,111
 Accrued expenses                                 23,472             24,995
 Customer deposits                                12,492              6,008
                                               ---------          ---------
     Total Current Liabilities                   110,980            103,712

Long-term debt                                   345,774            347,567
Other noncurrent liabilities                       5,509              5,488
                                               ---------          ---------
     Total Liabilities                           462,263            456,767

Commitments and contingencies (Note 4)

Redeemable preferred stock, $91,561
 liquidation value at April 3, 1994               87,945             86,838

Common Stockholder's Equity:
 Common stock, $.01 par value, 1,000,000 shares
  authorized, 101 shares issued and outstanding
 Additional paid-in capital                      102,137            105,230
 Accumulated deficit                             (81,489)           (83,492)
                                               ---------          ---------
 Total Common Stockholder's Equity                20,648             21,738
                                               ---------          ---------
 Total Liabilities and Stockholders' Equity    $ 570,856          $ 565,343
                                               =========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COLOR TILE, INC.
                 Condensed Consolidated Income Statement
       For the three months ended April 3, 1994 and April 4, 1993
                         (Amounts in Thousands)
                               (Unaudited)

                                       Three Months Ended
                                     April 3, 1994  April 4, 1993

Systemwide sales                       $ 171,353       $ 137,611
                                       =========       =========

Net Sales                              $ 166,532       $ 134,680

Cost and expenses:
  Cost of sales                           96,630          71,566
  Selling, general and administrative     52,068          47,585
  Depreciation and amortization            6,910           6,126
                                       ---------       ---------
    Total costs and expenses             155,608         125,277
                                       ---------       ---------

Operating profit                          10,924           9,403

Loss on disposal of a line of business                      (346)
Interest expense, net                     (8,755)         (4,855)
                                       ---------       ---------

Income before income taxes                 2,169           4,202

Provision for income taxes                   166             300
                                       ---------       ---------

Net income                             $   2,003       $   3,902
                                       =========       =========














The accompanying notes are an integral part of the condensed consolidated financial statements.

                       COLOR TILE, INC.
         Condensed Consolidated Statement of Cash Flows
    For the three months ended April 3, 1994 and April 4, 1993
                    (Amounts in Thousands)
                         (Unaudited)

                                        Three Months Ended
                                   April 3, 1994    April 4, 1993

Cash flows from operating activities:
  Net income                         $   2,003        $   3,902
  Adjustments to reconcile to cash
   provided by operating activities:
    Depreciation and amortization        7,113            6,500
    Increase in accounts and
     notes receivable                   (2,370)             (98)
    Increase in inventories             (2,701)          (6,852)
    Increase in other current assets    (3,534)          (1,934)
    Increase in accounts payable
     and accrued expenses                7,268            7,901
    (Increase) decrease in other
     assets and liabilities                441           (1,020)
                                     ---------        ---------
      Total adjustments                  6,217            4,497
                                     ---------        ---------
Cash provided by operating activities    8,220            8,399

Cash flows from investing activities:
  Purchases of property, plant
   and equipment                        (5,459)          (2,426)
  Other investing activities              (611)            (823)
                                     ---------        ---------
Cash used in investing activities       (6,070)          (3,249)

Cash flows from financing activities:
  Borrowings under revolving
   line of credit                       59,350           56,250
  Payments on revolving line of
   credit                              (59,700)         (55,850)
  Payments on long-term debt            (1,443)          (3,762)
  Dividends paid on Senior Increasing
   Rate Preferred Stock                 (1,986)          (1,788)
                                     ---------        ---------
Cash used in financing activities       (3,779)          (5,150)
                                     ---------        ---------
Decrease in cash and cash equivalents   (1,629)               0
Cash at beginning of period              4,522                0
                                     ---------        ---------
Cash at end of period                $   2,893        $       0
                                     =========        =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                         $   3,030        $   4,459

    Income taxes                     $     184        $     166


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        COLOR TILE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands)
                          (unaudited)

1.   Basis of Presentation:

Color Tile, Inc. ("Color Tile" or the "Company") is a wholly owned subsidiary of Color Tile Holdings, Inc. ("Holdings"). Reference is made to the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994. These financial statements and the related notes should be read in connection with such Form 10-K.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 3, 1994 and January 2, 1994 and its results of operations and cash flows for the three months ended April 3, 1994 and April 4, 1993. Information included in the Condensed Consolidated Balance Sheet as of January 2, 1994 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

The results of operations for the three months ended April 3, 1994 may not be indicative of the results of operations for the full fiscal year ending January 1, 1995.

2.   Systemwide Sales:

Systemwide sales include retail sales of all Company stores, retail sales of all Franchise stores, sales of American Blind and Wallpaper Factory ("ABWF") since the date of acquisition and sales of manufactured products to outside third parties.


3.   Inventories:

Inventories consisted of the following:

                                 April 3,         January 2,
                                   1994             1994

   Finished Goods               $  83,972         $  81,381
   Work in Progress                   722               656
   Raw Materials                    1,559             1,515
                                ---------         ---------
                                $  86,253         $  83,552
                                =========         =========

4.   Commitments and Contingent Liabilities:

There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

5.   Loss on Disposal of a Line of Business:

Effective October 3, 1993, the Company elected to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operated 37 retail stores in Canada (including 8 Franchised Stores). The Company is in the process of negotiating the sale of the Canadian operations. In connection with the sale or disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651. The sales and related expenses of Factory Carpet's operations have been eliminated from the individual line items of the 1993 Condensed Consolidated Income Statement and the pre-tax loss of this line of business has been included on a one-line basis in the loss on disposal of a line of business as follows:

                               Three Months
                           Ended April 4, 1993

  Net Sales                     $    5,311
                                ==========

  Pre-tax loss                  $      346
                                ==========


6.   Income Taxes:

As a result of an ownership change, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that occurred with respect to the Company on May 14, 1990, the Company's ability to utilize approximately $52,347 of its net operating loss carryforwards for tax purposes is limited to $4,977 per year. No limitation currently is required by Section 382 with respect to $36,140 of the Company's net operating loss carryforwards. The Company recognized reductions in federal tax expense primarily from the utilization of its deductible temporary difference of $1,162 and $1,926 for the three months ended April 3, 1994 and April 4, 1993, respectively.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (amounts in thousands, except share amounts)

RESULTS OF OPERATIONS
- ---------------------

Three months ended April 3, 1994, compared to three months ended
April 4, 1993.

NET SALES. Net sales for the three months ended April 3, 1994 increased $31,852, or 23.7%, compared to the comparable prior year period. These sales increases were achieved despite weak retail sales during January and February resulting from severe winter storms throughout much of the country and the earthquake in the Los Angeles area. The increase in sales resulted primarily from the addition of approximately $23,800 in sales of the recently acquired ABWF and also from increased Color Tile sales of (i) carpet and related installation services, and (ii) merchandise to franchisees.

Net sales for retail stores operated by the Company(collectively, "Company Stores") open over one year increased 5.1% for the three months ended April 3, 1994 compared to the comparable prior year period. At April 3, 1994, there were 804 retail stores in operation selling the Company's line of products, 100 of which were operated by Franchisees ("Franchised Stores") (collectively with the Company Stores, "Color Tile Stores"). During the first quarter of 1994, 6 Company Stores were opened, 7 Company Stores were converted to Franchised Stores and 9 Company Stores were closed. In addition, 14 Franchised Stores were opened, including the 7 Franchised Stores which were converted from Company Stores.

COST OF SALES. Cost of sales increased by $25,064, or 35.0%, for the three months ended April 3, 1994 compared to the comparable prior year period. Cost of sales, as a percentage of Net Sales, increased to 58.0% for the three months ended April 3, 1994 as compared to 53.1% for the comparable prior year period. This increase in cost of sales as a percentage of Net Sales resulted principally from a sales mix shift resulting from (i) the addition of sales by ABWF which operates on lower gross margins than Color Tile, (ii) increased sales of carpet and related installation services and (iii) increased sales of product to franchisees.

OPERATING EXPENSES. Selling, general and administrative expenses decreased as a percentage of net sales to 31.3% for the three months ended April 3, 1994 as compared to 35.3% for the comparable prior year period as the Company continued to control its operating costs and due to the addition of ABWF, which operates on significantly lower operating expenses as a percentage of net sales. Such expenses increased in aggregate dollar amount by $4,483 for the three months ended April 3, 1994 over the comparable prior year period primarily due to (i) increases in commission-based payroll due to improved sales and (ii) the addition of ABWF's operating expenses.

INTEREST EXPENSE, NET. Interest expense, net, increased $3,900 for the three months ended April 3, 1994 as compared to the comparable prior year period. The increased interest expense resulting from the issuance of the Company's 10-3/4 % Senior Notes during the fourth quarter of 1993 (the "Senior Notes offering"), was partially offset by a reduction of interest expense resulting from the early repayments of principal on the term loan portion of the Senior Credit
Agreement.

PRE-TAX INCOME. Pre-tax income for the three months ended April 3, 1994 was $2,169 as compared to pre-tax income of $4,202 for the comparable prior year period. The reduction in pre-tax income for the three months ended April 3, 1994 resulted primarily from the increase in interest expense of $3,900 which was only partially offset by the $1,521 or 16.2% increase in operating profit for the three months then ended.

INCOME TAXES. Income tax expense was $166 for the three months ended April 3, 1994 representing a decrease of $134 over the comparable prior year period. The Company recognized reductions in federal income tax expense primarily from the utilization of its deductible temporary differences of $1,162 and $1,926 for the three months ended April 3, 1994 and April 4, 1993, respectively.

NET INCOME. Net income was $2,003 for the three months ended April 3, 1994 as compared to net income of $3,902 in the comparable prior year period. The decrease in net income over the comparable prior year period resulted primarily from increased interest expense during the current period.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Commencing November 1991, the Company implemented a recapitalization plan to reduce the Company's interest and to provide additional liquidity and financial flexibility to the Company. In connection with this plan, the Company issued additional common stock to Holdings and entered into the Senior Credit Agreement in late 1991, issued the Series A, Senior Increasing Rate Preferred Stock
(the "Series A Shares") in a private placement in 1992 and consummated the Senior Notes offering in 1993. The Company utilized the proceeds of these financings to refinance the Company's then existing bank debt, to repurchase all of its outstanding debt securities, to prepay certain principal payments on the term loan portion of the Senior Credit Agreement, to acquire ABWF and to provide working capital for its operations.

At April 3, 1994, the Company had $126,250 in outstanding borrowings under the Senior Credit Agreement, which bear interest at fluctuating rates, and approximately $10,500 of availability under the Senior Credit Agreement. At that date, the average fluctuating interest rate on such borrowings approximated 6.4% per annum. The Company was in compliance as of April 3, 1994 with all restrictive covenants contained in the Senior Credit Agreement and the Senior Notes indenture.

During the remainder of fiscal 1994, the Company's principal payments due under its outstanding long-term mortgage indebtedness and lease payments due under capitalized leases will aggregate approximately $4,000. After giving effect to the use of net proceeds of the Senior Notes offering, the next mandatory principal payment under the term loan portion of the Senior Credit Agreement will be the quarterly payment of $3,026 due in March 1996. Approximately $6,000 of total cash dividends on the Series A shares will be payable during the remainder of 1994. In 1995, the Company's redeemable Senior Preferred Stock will begin to accrue cash dividends of approximately $5,200 annually with the first payment of approximately $2,600 occurring on July 15, 1995.

Capital expenditures for the three months ended April 3, 1994 were $5,459 as compared to $2,426 for the three months ended April 4, 1993. These capital expenditures have been funded through cash flows from operations and the revolving line of credit portion of the Senior Credit Agreement. For the remainder of fiscal 1994, the Company anticipates making additional capital expenditures of approximately $13,000 to $15,000.

The Company believes that funds generated from operations, the revolving line of credit portion of the Senior Credit Agreement, lease financings and purchase money mortgages will provide sufficient resources through 1994 to permit it to make all principal and interest payments on the Senior Notes and its other existing indebtedness, to pay all cash dividend payments on the Series A Shares and to finance all planned capital expenditures for the current fiscal year.

IMPACT OF INFLATION AND CHANGING PRICES; SEASONALITY
- ----------------------------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K
               None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   COLOR TILE, INC.
                   (Registrant)


Date:
May 16, 1994       /s/ DANIEL J. GILMARTIN
                   Daniel J. Gilmartin, Senior Vice President,
                   Treasurer and Chief Financial Officer