Form 10-Q
period 1994-07-03
COLOR TILE INC
filed 1994-08-17
CIK 276780

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                          ____________________________
                                     FORM 10-Q

(mark one)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1994

                                        OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                          Commission file number 0-8777

                               COLOR TILE, INC.
                              ----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       75-1606185
          --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                         identification no.)

                  515 Houston Street, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive office)
                                  (Zip Code)

                               (817)870-9400
                               -------------
             (Registrant`s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
   -----

All of the common stock of the registrant is held by Color Tile Holdings, Inc., a Delaware corporation. The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 1, 1994 was 101.

                   EXHIBIT INDEX IS ON PAGE 11

                             COLOR TILE, INC.
                            Table of Contents



PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements                                           3
Item 2 - Management's Discussion and
      Analysis of Results of Operations and
      Financial Condition                                               8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                              10

       <CAPTIONS>              COLOR TILE, INC.
                      Condensed Consolidated Balance Sheet
                       July 3, 1994 and January 2, 1994
                  (Amounts in Thousands, except share amounts)
                                  (Unaudited)
ASSETS
                                                         July 3,    January 2,
                                                          1994         1994
Current Assets:
  Cash and cash equivalents                          $   2,002     $   4,522
  Accounts and notes receivable,
     net of allowance for bad debts
     of $367 and $369                                   15,306        13,860
  Inventories                                           94,046        83,552
  Deferred income taxes                                  1,078         1,078
  Other current assets                                   9,166         5,072
                                                      --------      --------
     Total Current Assets                              121,598       108,084
                                                      --------      --------
Property, plant and equipment, net                     123,051       119,993

Goodwill, net                                          266,613       269,824
Other intangible assets, net                            42,770        40,696
Deferred financing costs, net                            6,059         6,464
Deferred income taxes                                   13,078        13,078
Other assets                                             5,228         7,204
                                                      --------      --------
Total Assets                                          $578,397      $565,343
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                   $  5,889      $  5,790
  Accounts payable                                      73,035        60,941
  Employee compensation                                  5,731         4,867
  Accrued interest                                       1,370         1,111
  Customer deposits                                     10,563         6,008
  Accrued expenses                                      19,436        24,995
                                                      --------      --------
     Total Current Liabilities                         116,024       103,712
                                                      --------      --------
Long-term debt                                         351,446       347,567
Other noncurrent liabilities                             5,362         5,488
                                                      --------      --------
  Total Liabilities                                    472,832       456,767
                                                      --------      --------
Commitments and contingencies (Note 4)

Redeemable preferred stock, $92,578
  liquidation value at July 3, 1994                     88,890        86,838

Common Stockholder's Equity:
Common stock, $.01 par value, 1,000,000
  shares authorized, 101 shares issued
  and outstanding
Additional paid-in capital                              99,169       105,230
Accumulated deficit                                    (82,494)      (83,492)
                                                      --------      --------
  Total Common Stockholder's Equity                     16,675        21,738
                                                      --------      --------
  Total Liabilities and Stockholders' Equity          $578,397      $565,343
                                                      ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

       <CAPITONS>
                               COLOR TILE, INC.
                  Condensed Consolidated Statement of Operations
     For the three months and six months ended July 3, 1994 and July 4, 1993
                            (Amounts in Thousands)
                                (Unaudited)


                                  Three Months Ended       Six Months Ended
                                  ------------------      -----------------
                                   July 3,     July 4,     July 3,      July 4,
                                    1994        1993        1994         1993
                                 --------    --------    --------     --------
Systemwide Sales                 $175,910    $134,362    $347,263     $271,973
                                 ========     ========    ========    ========
Net Sales                        $169,388    $131,596    $335,920     $266,276

Cost and expenses:
     Cost of sales                 98,486      72,636     195,116      144,202
     Selling, general
     and administrative            53,641      46,610     105,709       94,195
     Depreciation
       and amortization             7,071       5,930      13,981       12,056
                                 --------    --------    --------     --------
     Total costs
       and expenses               159,198     125,176     314,806      250,453
                                 --------    --------    --------     --------

Operating profit                   10,190       6,420      21,114       15,823

Loss on disposal of a
     line of business              (2,500)       (434)     (2,500)        (780)

Interest expense, net              (8,518)     (4,818)    (17,273)      (9,673)
                                 --------    --------    --------     --------

Income (loss)
     before income taxes             (828)      1,168       1,341        5,370

Provision for income taxes            176         223         342          523
                                 --------    --------    --------     --------
Net income (loss)                ($ 1,004)   $    945    $    999     $  4,847
                                 =========   ========    ========     ========







The accompanying notes are an integral part of the condensed consolidated financial statements.

       <CAPTIONS>
                          COLOR TILE, INC.
           Condensed Consolidated Statement of Cash Flows
      For the six months ended July 3, 1994 and July 4, 1993
                       (Amounts in Thousands)

                                                         Six Months Ended
                                                         -----------------
                                                        July 3,      July 4,
                                                         1994         1993
                                                        -------      -------
Cash flows from operating activities:
  Net income                                            $    999   $   4,847
  Adjustments to reconcile to cash
     provided by operating activities:
     Depreciation and amortization                        14,386      12,802
     Loss on disposal of a line of business                2,500
     (Increase) decrease in accounts
       and notes receivable                               (1,446)      1,118
     Increase in inventories                             (10,494)     (9,101)
     Increase in other current assets                     (4,094)     (1,881)
     Increase in accounts payable
       and accrued expenses                                9,711       9,671
     Increase in other assets and liabilities               (331)     (4,186)
                                                        --------    --------
       Total adjustments                                  10,232       8,423
                                                        --------    --------
       Cash provided by operating activities              11,231      13,270
                                                        --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment             (11,191)     (4,951)
  Other investing activities                              (2,529)     (1,564)
                                                        --------    --------
     Cash used in investing activities                   (13,720)     (6,515)
                                                        --------    --------
Cash flows from financing activities:
  Borrowings under revolving line of credit              138,700     106,750
  Payments on revolving line of credit                  (132,000)   (102,350)
  Payments on long-term debt                              (2,722)     (7,511)
  Dividends paid on Senior Increasing
     Rate Preferred Stock                                 (4,009)     (3,644)
                                                        --------    --------
     Cash used in financing activities                       (31)     (6,755)
                                                        --------    --------
Decrease in cash and cash equivalents                     (2,520)

Cash at beginning of period                                4,522
                                                        --------    --------
Cash at end of period                                   $  2,002    $
                                                        ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                           $ 16,291    $  8,875
     Income taxes                                       $    235    $    338
  Non-cash investing and financing actiivities:
     Capital lease obligations incurred for
     property, plant and equipment                      $    365


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 3, 1994 and January 2, 1994 and its results of operations for the three months and six months ended July 3, 1994 and July 4, 1993 and cash flows for the six months ended July 3, 1994 and July 4, 1993. Information included in the Condensed Consolidated Balance Sheet as of January 2, 1994 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

     The results of operations for the three months and six months ended July 3, 1994 may not be indicative of the results of operations for the full fiscal year ending January 1, 1995.

2.   Systemwide Sales:

     Systemwide sales include retail sales of all Company stores, retail sales of all Franchise stores, sales of American Blind and Wallpaper Factory ("ABWF") since the date of acquisition (November 1, 1993) and sales of manufactured products to outside third parties.

3.   Inventories:

     Inventories consists of the following:

                                               July 3,     January 2,
                                                1994          1993

     Finished Goods                           $ 91,871      $ 81,381
     Work in Progress                              734           656
     Raw Materials                               1,441         1,515
                                              --------      --------
                                              $ 94,046      $ 83,552
                                              ========      ========

4.   Commitments and Contingent Liabilities:

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

5.   Loss on Disposal of a Line of Business:

     Effective October 3, 1993, the Company elected to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operated 37 retail stores in Canada (including 8 Franchised Stores). On May 20, 1994 the Company sold the Canadian operations. In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $2,500 in the second quarter of 1994 and $8,651 in the third quarter of 1993. The sales and related expenses of Factory Carpet's operations have been eliminated from the individual line items of the 1993 Condensed Consolidated Income Statement and the pre-tax loss of this line of business has been included on a one-line basis in the loss on disposal of a line of business as follows:

                                          Period Ended July 4, 1993
                                          -------------------------
                                          Three Months    Six Months
                                          ------------    ----------
Net Sales                                     $ 6,593       $12,204

Pre-tax loss                                 ($   434)     ($   780)

6.   Income Taxes:

     As a result of an ownership change, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that occurred with respect to the Company on May 14, 1990, the Company's ability to utilize approximately $52,347 of its net operating loss carryforwards for tax purposes is limited to $4,977 per year. No limitation currently is required by Section 382 with respect to $36,140 of the Company's net operating loss carryforwards. The Company recognized reductions in federal tax expense primarily from the utilization of its deductible temporary differences of $1,245 and $2,811 for the six months ended July 3, 1994 and July 4, 1993, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         (Amounts in Thousands)

RESULTS OF OPERATIONS
- - ---------------------

THREE MONTHS ENDED JULY 3, 1994, COMPARED TO THREE MONTHS ENDED JULY 4, 1993.
- - -----------------------------------------------------------------------------

NET SALES.

     Net sales for the three months ended July 3, 1994 increased $37,792, or
28.7%, compared to the comparable prior year period.   The increase in sales
resulted primarily from (i) the addition of $23,407 in sales of ABWF, (ii) a 7.4% increase in retail sales by Company stores open over one year and (iii) increased franchise fees and royalties and sales of merchandise to franchisees.

COST OF SALES.

     Cost of sales increased by $25,850, for the three months ended July 3, 1994 compared to the comparable prior year period. Cost of sales, as a percentage of Net Sales, increased to 58.1% for the three months ended July 3, 1994 as compared to 55.2% for the comparable prior year period. This increase in cost of sales resulted principally from a sales mix shift resulting from (i) the addition of sales of ABWF, which operates on lower gross margins than Color Tile, (ii) increased sales of carpet and related installation services and (iii) increased sales of product to franchisees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses decreased as a percentage of Net Sales to 31.7% for the three months ended July 3, 1994 as compared to 35.4% for the comparable prior year period due to the Company's continued emphasis on control of operating costs and the addition of ABWF, which operates on lower operating expenses, as a percentage of Net Sales. Such expenses increased in aggregate dollar amount by $7,031 for the three months ended July 3, 1994 over the comparable prior year period primarily due to (i) increases in commission-based payroll due to higher sales, (ii) increased advertising expenditures and (iii) the addition of ABWF's operating expenses.

INTEREST EXPENSE, NET.

     Interest expense, net, increased $3,700 for the three months ended July 3, 1994 as compared to the comparable prior year period. The increased interest expense resulted from the issuance of the $200,000 principal amount of 10-3/4% Senior Notes (the "Senior Notes") during the fourth quarter of 1993 and higher interest rates on borrowings under the Company's bank facility (the "Senior Credit Agreement").

PRE-TAX INCOME (LOSS).

For the three months ended July 3, 1994, pre-tax loss was $828 as compared to pre-tax income of $1,168 for the comparable prior year period. The pre-tax loss for the three months ended July 3, 1994 resulted primarily from the increase in interest expense of $3,700 and the $2,500 loss on disposal of a line of business, which was only partially offset by the $3,770, or 58.7%, increase in operating profit.

INCOME TAXES.

     Income tax expense was $176 for the three months ended July 3, 1994 representing a decrease of $47 over the comparable prior year period. The Company recognized reductions in federal income tax expense primarily from the utilization of its deductible temporary differences of $83 and $885 for the three months ended July 3, 1994 and July 4, 1993, respectively.

NET INCOME (LOSS).

     Net loss was $1,004 for the three months ended July 3, 1994 as compared to net income of $945 in the comparable prior year period. The net loss resulted primarily from increased interest expense of $3,700 and the $2,500 loss on disposal of a line of business recorded during the current quarter.

SIX MONTHS ENDED JULY 3, 1994 COMPARED TO SIX MONTHS ENDED JULY 4, 1993.
- - ------------------------------------------------------------------------

 NET SALES.

     Net sales for the six months ended July 3, 1994 increased $69,644, or
26.2%, compared to the comparable prior year period.   These sales increases
were achieved despite weak retail sales during January and February resulting from severe winter storms throughout much of the country and the earthquake in the Los Angeles area. The increase in sales resulted primarily from (i) the addition of approximately $47,263 in sales of ABWF, (ii) a 5.6% increase in retail sales by Company stores open over one year and (iii) increased franchise fees and royalties and sales of merchandise to Franchisees.

     At July 3, 1994, there were 814 retail stores in operation selling the Company's line of products, 105 of which were operated by Franchisees ("Franchise Stores").

COST OF SALES.

     Cost of sales increased by $50,914, for the six months ended July 3, 1994 compared to the comparable prior year period. Cost of sales, as a percentage of Net Sales, increased to 58.1% for the six months ended July 3, 1994 as compared to 54.2% for the comparable prior year period. This increase in cost of sales resulted principally from a sales mix shift resulting from (i) the addition of sales of ABWF, which operates on lower gross margins than Color Tile, (ii) increased sales of carpet and related installation services and (iii) increased sales of product to franchisees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses decreased as a percentage of Net Sales to 31.5% for the six months ended July 3, 1994 as compared to 35.4% for the comparable prior year period due to the Company's continued emphasis on control of operating costs and the addition of ABWF, which operates on lower operating expenses, as a percentage of Net Sales, than Color Tile. Such expenses increased in aggregate dollar amount by $11,514 for the six months ended July 3, 1994 over the comparable prior year period primarily due to (i) increases in commission-based payroll due to higher sales and (ii) the addition of ABWF's operating expenses.

INTEREST EXPENSE, NET.

     Interest expense, net increased $7,600 for the six months ended July 3, 1994 as compared to the comparable prior year period. The increased interest expense resulted from the issuance of the Senior Notes during the fourth quarter of 1993 and the higher interest rates on borrowings under the Senior Credit Agreement.

PRE-TAX INCOME.

     Pre-tax income for the six months ended July 3, 1994 was $1,341 as compared to pre-tax income of $5,370 for the comparable prior year period. Pre-tax income for the six months ended July 3, 1994 decreased primarily due to the increase in interest expense of $7,600 and the $2,500 loss on disposal of a line of business, which was partially offset by the $5,291, or 33.4%, increase in operating profit.

INCOME TAXES.

     Income tax expense was $342 for the six months ended July 3, 1994 representing a decrease of $181 over the comparable prior year period. The Company recognized reductions in federal income tax expense primarily from the utilization of its deductible temporary differences of $1,245 and $2,811 for the six months ended July 3, 1994 and July 4, 1993, respectively.

NET INCOME

     Net income was $999 for the six months ended July 3, 1994 as compared to net income of $4,847 in the comparable prior year period. The decrease in net income over the comparable prior year period resulted primarily from increased interest expense of $7,600 and the $2,500 loss on disposal of a line of business.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At July 3, 1994, the Company had $133,300 in outstanding Borrowings under the Senior Credit Agreement, which bear interest at fluctuating rates, and approximately $5,700 of availability under the Senior Credit Agreement. At that date, the average fluctuating interest rate on such Borrowings approximated 7.3% per annum. The Company was in compliance as of July 3, 1994 with all restrictive covenants contained in the Senior Credit Agreement and the Senior
Note Indenture.

     During the remainder of fiscal 1994, the Company's principal payments due under its outstanding long-term mortgage indebtedness and payments due under capitalized leases will aggregate approximately $3,000. The next mandatory principal payment under the term loan portion of the Senior Credit Agreement will be the quarterly payment of $3,026 due in March 1996. Approximately $4,000 of total cash dividends will be payable on the Series A Shares during the remainder of 1994. In 1995, the Company's redeemable Senior Preferred Stock will begin to accrue cash dividends of approximately $5,200 annually with the first payment of approximately $2,600 occurring on July 15, 1995.

     Capital expenditures for the six months ended July 3, 1994 were $11,191 as compared to $4,951 for the six months ended July 4, 1993. These capital expenditures have been funded through cash flows from operations and the revolving line of credit portion of the Senior Credit Agreement. For the remainder of fiscal 1994, the Company anticipates making additional capital expenditures of approximately $7,000 to $8,000.

     The Company believes that funds generated from operations, the revolving line of credit portion of the Senior Credit Agreement, lease financings and purchase money mortgages will provide sufficient resources to permit it to make all principal and interest payments on the Senior Notes and its other existing indebtedness, to pay all cash dividend payments on the Series A Shares and to finance all planned capital expenditures for the current fiscal year.


IMPACT OF INFLATION AND CHANGING PRICES; SEASONALITY
- - ----------------------------------------------------

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


                   COLOR TILE, INC.
                   (Registrant)


Date:
August 16, 1994    /s/ DANIEL J. GILMARTIN
                   Daniel J. Gilmartin, Senior Vice President,
                   Treasurer and Chief Financial Officer