Form 10-Q
period 1994-10-02
COLOR TILE INC
filed 1994-11-17
CIK 276780

Form 12b-25
                        Commission File Number 0-8777
                         NOTIFICATION OF LATE FILING

(Check One): ( ) Form 10-K ( ) Form 11-K ( ) Form 20-F (X) Form 10-Q ( ) Form N-SAR

For Period Ended:     October 2, 1994

 ( ) Transition Report on Form 10-K ( ) Transition Report on Form 10-Q
 ( ) Transition Report on Form 20-F ( ) Transition Report on Form N-SAR
 ( ) Transition Report on From 11-K

For the Transition Period Ended:      N/A

Nothing in this form shall be construed to imply that the commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above,
identify the Item(s) to which the notification relates:           N/A


                      Part I. Registrant Information

Full name of Registrant:      Color Tile, Inc.

Former name if applicable:     N/A

Address of principal executive officer (street and number):    515 Houston
Street
City, State and Zip Code:     Fort Worth, Texas 76102


                   Part II. Rule 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

(X) (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(X) (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

( ) (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                          Part III. Narrative

State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed with the prescribed time period. (Attach extra sheets if needed.):

     In connection with the preparation of the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1994, management began a review of certain aspects of its operations. Despite diligent efforts, management has not been able to complete its review sufficiently in advance of the due date of its third quarter Form 10-Q to determine whether any adjustments should be made to its financial statements to reflect the results of this review. Management expects to complete its review shortly. Management currently believes, based on its review thus far, that it is possible that the Company may take a charge against earnings for the quarter ended October 2, 1994 to reflect the results of this review.

                            Part IV. Other Information

(1) Name and telephone number of person to contact in regard to this notification:

       Alan J. Bethscheider    817        870-9632
             (Name)         (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed: If the answer is no, identify report(s).

                    (X) Yes ( ) No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                    (X) Yes ( ) No

  If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made:

     As noted above, in connection with the preparation of the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1994, management began a review of certain aspects of its operations. Despite diligent efforts, management has not been able to complete its review sufficiently in advance of the due date of its third quarter Form 10-Q to determine whether any adjustments should be made to its financial statements to reflect the results of this review. Management expects to complete its review shortly. Management currently believes, based on its review thus far, that it is possible that the Company may take a charge against earnings for the quarter ended October 2, 1994 to reflect the results of this review. However, pending completion of the review, it is not possible at this time to accurately estimate the magnitude of the prospective charge against earnings.

                        COLOR TILE, INC.
                  (Name of registrant as specified in charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized:

Date:  November 16, 1994      By: /s/DANIEL J. GILMARTIN
                                  Daniel J. Gilmartin
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer