Form 10-Q
period 1994-10-02
COLOR TILE INC
filed 1994-11-22
CIK 276780

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                       ____________________________
                                 FORM 10-Q

(mark one)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1994
                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                       Commission file number 0-8777
                                             -------

                             COLOR TILE, INC.
                            ------------------
      (Exact name of registrant as specified in its charter)


Delaware
                                               75-1606185
- - - -------------------------------           -----------------
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)           identification no.)

                 515 Houston Street, Fort Worth, Texas 76102
                  -------------------------------------------
                  (Address of principal executive office)
                          (Zip Code)


(817)870-9400
- - - -------------
(Registrant`s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
    ---        ---

All of the common stock of the registrant is held by Color Tile
Holdings, Inc., a Delaware corporation. The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 1, 1994 was 101.


                        Exhibit Index is on Page 15

COLOR TILE, INC.
Table of Contents


PART I - FINANCIAL INFORMATION
                                                          Page
                                                          ----

     Item 1 - Financial Statements                           3

     Item 2 - Management's Discussion and Analysis of
       Results of Operations and Financial Condition        12


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K              15

       <CAPTIONS>
COLOR TILE, INC.
Condensed Consolidated Balance Sheet
October 2, 1994 and January 2, 1994
(Amounts in Thousands, except share amounts)
(Unaudited)

ASSETS

                              October 2, 1994     January 2, 1994
Current Assets:

 Cash and cash equivalents    $         1,977     $        4,522
 Accounts and notes
  receivable,net of
  allowance for bad debts of
  $141 and $369                        18,494             13,860
 Inventories                           90,860             83,552
 Deferred income taxes                  1,078              1,078
 Other current assets                   9,344              5,072
                              ---------------     ---------------
    Total Current Assets              121,753            108,084
                              ---------------     ---------------
Property, plant and
  equipment, net                      119,258            119,993

Goodwill, net                         264,810            269,824
Other intangible assets, net           35,448             40,696
Deferred financing costs, net           5,856              6,464
Deferred income taxes                  13,078             13,078
Other assets                            4,907              7,204
                              ---------------     ---------------
    Total Assets                      565,110            565,343
                              ===============     ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of
    long-term debt            $         5,982     $        5,790
  Accounts payable                     71,598             60,941
  Employee compensation                 5,968              4,867
  Accrued interest                      6,804              1,111
  Customer deposits                    11,692              6,008
  Accrued expenses                     18,583             24,995
                              ---------------     ---------------
    Total Current Liabilities         120,627            103,712
                              ---------------     ---------------
Long-term debt                        355,000            347,567
Other noncurrent liabilities           14,668              5,488
                              ---------------     ---------------
    Total Liabilities                 490,295            456,767
                              ---------------     ---------------
Commitments and Contingencies
 (notes 3 and 7)
Redeemable preferred stock
  ($93,484 liquidation value
  at October 2, 1994                   89,951             86,838
Common Stockholder's Equity:
 Common stock, $.01 par value,
 1,000,000 shares authorized,
 101 shares issued and outstanding     96,115            105,230
Accumulated deficit                  (111,251)           (83,492)
                              ----------------    ---------------
    Total Common
     Stockholder's Equity             (15,136)            21,738
                              ----------------    ---------------
    Total Liabilities and
     Stockholder's Equity     $        565,110     $      565,343
                              ================    ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

       <CAPTIONS>

COLOR TILE, INC.
Condensed Consolidated Statement of Operations
For the three months and nine months ended October 2, 1994 and October 3, 1993
                         (Amounts in Thousands)
                               (Unaudited)

                   Three Months Ended      Nine Months Ended
                   ------------------      -----------------
                   October 2,  October 3,   October 2,  October 3,
                     1994       1993         1994        1993
                  ----------- ----------  ----------- ----------


Systemwide Sales $  175,450  $ 138,183   $  522,713  $ 409,993
                 =========== ==========  =========== ==========
Net Sales        $  168,440  $ 135,287   $  504,360  $ 401,563

Cost and expenses:
 Cost of sales       98,488     74,430      293,604    218,631
 Selling, general
  and administrative 52,666     48,065      158,375    142,259
 Depreciation
  and amortization    7,360      5,979       21,341     18,034
 Special Charges     29,600                  29,600
                  ---------- ---------   ----------- ----------
Total costs
 and expenses       188,114    128,474      502,920    378,924
Operating income
 (loss)             (19,674)     6,813        1,440     22,639
Loss on disposal of
 a line of business             (8,720)      (2,500)    (9,500)

Interest expense, net(8,916)    (4,740)     (26,189)   (14,413)
                  ---------- ----------  ----------- ----------
Loss before
 income taxes       (28,590)    (6,647)     (27,249)    (1,274)
Provision for
 income taxes           168        101          510        624
                  ---------- ----------  ----------- ----------
Net Loss          $ (28,758) $  (6,748)  $  (27,759) $  (1,898)

The accompanying notes are an integral part of the condensed consolidated financial statements.

       <CAPTIONS>

COLOR TILE, INC.
Condensed Consolidated Statement of Common Stockholder's Equity for the nine months ended October 2, 1994
(Amounts in Thousands, Except Share Amounts)
(Unaudited)

               Common Stock   Additional  Accumulated  Total
               Shares Amount    Paid-In     Deficit    Common
                                Capital             Stockholder's
                                                       Equity
               -----  -------  ----------  ---------- -----------

Balance, January 2,
 1994           101              105,230     (83,492)     21,738

Senior Cumulated
 Preferred Stock
 dividends, declared
 and undeclared                  (2,169)                 (2,169)

Accretion of difference
 between redemption
 value and proceeds
 of Senior Cumulative
 Preferred Stock                    (60)                    (60)

Senior Increasing Rate
 Preferred Stock dividends,
 declared and undeclared          (6,609)                 (6,609)

Accretion of difference
 between redemption
 value and proceeds
 of Senior Increasing
 Rate Preferred Stock              (277)                   (277)

Net Loss                                      (27,759)  (27,759)
             ------- --------  ----------    ---------- --------
                 101 $      0  $   96,115    $(111,251) $(15,136)




The accompanying notes are an integral part of the condensed consolidated finfinancial statemnts.



       <CAPITONS>

COLOR TILE, INC.
Condensed Consolidated Statement of Cash Flows
For the nine months ended October 2, 1994 and October 3, 1993
(Amounts in Thousands)
(Unaudited)

                                           Nine Months Ended
                                      October 2,       October 3,
                                        1994             1993
                                    -------------     -----------

Cash flows from operating
  activities:
 Net loss                           $    (27,759)     $   (1,898)
 Adjustments to reconcile
  to cash provided by
  operating activities
   Depreciation and amortization          21,949           19,155
   Loss on disposal of a
    line of business                      2,500            8,651
   Special charges                       29,600
   (Increase) decrease in
    accounts and notes receivable        (4,634)           1,156
   Increase in inventories               (9,407)         (9,123)
   Increase in other current assets      (4,272)         (1,565)
   Increase in accounts payable
    and accrued expenses                 10,407          14,072
   Increase in other assets
    and liabilities                      (2,391)           (715)
                                     -----------     -----------
         Total adjustments               43,752          31,631
                                     ------------     -----------
Cash provided by operating activities    15,993          29,733
                                    ------------     -----------
Cash flows from investing activities:
 Purchases of property,
  plant and equipment                   (17,152)         (9,357)
 Other investing activities              (3,008)         (4,291)
                                    ------------     -----------
Cash used in investing activities       (20,160)        (13,648)
                                    ------------     -----------
Cash flows from financing activities:
 Borrowings under revolving
  line of credit                        173,000         150,200
 Payments on revolving line of credit  (161,450)       (149,600)
 Payments on long-term debt              (3,925)        (11,185)
 Dividends paid on Senior
  Increasing Rate Preferred Stock        (6,003)         (5,500)
                                    ------------     -----------
Cash provided by (used in)
  financing activities                    1,622         (16,085)
                                    ------------     -----------
Decrease in cash and cash equivalents    (2,545)
Cash at beginning of period               4,522
                                    ------------     ------------
Cash at end of period               $     1,977      $
                                    ============     ============
Supplemental disclosure of
 cash flow information:
Cash paid during the year for:
   Interest                         $    19,888       $
   Income taxes                     $       547       $      338

Non-cash investing and
 financing activities:
  Capital lease obligations
   incurred for property,
   plant and equipment              $       465       $      174


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 2, 1994 and January 2, 1994 and its results of operations for the three months and nine months ended October 2, 1994 and October 3, 1993 and cash flows for the nine months ended October 2, 1994 and October 3, 1993. Information included in the Condensed Consolidated Balance Sheet as of January 2, 1994 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

     The results of operations for the three months and nine months ended October 2, 1994 may not be indicative of the results of operations for the full fiscal year ending January 1, 1995.

2.   Systemwide Sales:

     Systemwide sales include retail sales of all Company stores, retail sales of all Franchise stores, sales of American Blind and Wallpaper Factory ("ABWF") since the date of acquisition
(November 1, 1993) and sales of manufactured products to outside third parties.

3.   Special Charges:

     During the third quarter of fiscal 1994, the Company recorded a write-down for the impairment of certain intangible assets and property, plant, and equipment based upon discounted cash flows, established provisions for store closures and franchise conversions and provided for a write-down on an unfavorable long-term inventory purchase commitment and certain discontinued minor product categories. These write-downs and provisions, which aggregated $29,600 and are reflected as Special Charges in the Condensed Consolidated Statement of Operations, consist of:

     Impairment of assets                         $ 15,700
     Unfavorable purchase commitment                 9,600
     Store closures and conversions                  4,300
                                                  --------
                                                  $ 29,600
                                                  ========

     The Company has a wood inventory purchase agreement which requires the Company to purchase minimum levels of inventory through May 1998. The impact of purchasing the minimum levels of inventory, which exceed the Company's inventory needs under prevailing market conditions has resulted, and is anticipated to continue to result, in excess inventory levels.

     Based on these circumstances, and other provisions in the wood purchase agreement, the Company recorded a write-down for inventory to be purchased under this contract of $7,500. The Unfavorable Purchase Commitment component of the Special Charge also includes a write-down of $2,100 for inventory in certain minor product categories to be discontinued.

4.   Loss on Disposal of a Line of a Business:

     Effective October 3, 1993, the Company elected to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operated 37 retail stores in Canada (including 8 franchised stores). On May 20, 1994 the Company sold the Canadian operations. In connection with the disposition of Factory

Carpet, the Company recorded a charge to continuing operations of $8,651 in the third quarter of 1993 and an additional estimated loss on sale of $2,500 in the second quarter of 1994. Factory Carpet's operations have been eliminated from the individual line items of the 1993 Condensed Consolidated Statement of Operations and the pre-tax loss on this line of business has been included on a one-line basis in the loss on disposal of a line of business as follows:

                              Period Ended
                             October 2, 1993
                            -----------------
                         Three Months  Nine Months
                         ------------  -----------
Net Sales                $     6,439   $   18,343
                         ============  ===========
Pre-tax loss                  (   69)        (849)
Estimated Loss on Sale        (8,651)      (8,651)
                         ------------  -----------
Loss from disposal of
 a line of business      $    (8,720)  $   (9,500)
                         ============  ===========


5.   Inventories:

           Inventories consists of the following:

                         October 2, 1994     January 2, 1994
                         ---------------     ---------------
Finished Goods           $        88,630     $        81,381
Work in Progress                     722                 656
Raw Materials                      1,508               1,515
                         ---------------     ---------------
                         $        90,860     $        83,552
                         ===============     ===============

6.   Long-Term Debt:

           As of September 13, 1994, the Company entered into an amendment to its Senior Credit Agreement. On October 4, 1994, the Company borrowed an additional $29 million under the term loan portion of the Senior Credit Agreement, the proceeds of which were utilized to provide additional working capital for the business.

7.   Commitments and Contingent Liabilities:

           There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material to the Company's consolidated financial condition, results of operations, or liquidity.

8.   Income Taxes:

           As a result of an ownership change, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that occurred with respect to the Company on May 14, 1990, the Company's ability to utilize approximately $52,347 of its net operating loss carryforwards for tax purposes is limited to $4,977 per year. No limitation currently is required by Section 382 with respect to $36,140 of the Company's net operating loss carryforwards. The Company recognized reductions in federal tax expense primarily from the utilization of deductible temporary differences of $683 for the nine months ended October 3, 1993.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (Amounts in Thousands)

Results of Operations

Three months ended October 2, 1994, compared to three months ended October 3, 1993.

     Net Sales. Net sales for the three months ended October 2, 1994 increased $33,153, or 24.5%, compared to the prior year
period.   The increase in sales resulted primarily from (i) the
addition of $23,972 in sales of ABWF, (ii) a 4.0% increase in retail sales of Company stores open over one year and (iii) increased franchise fees and royalties and sales of merchandise to franchisees.

     At October 3, 1994, there were 826 retail stores in operation selling the Company's products, 124 of which were operated by franchisees.

     Cost of Sales. Cost of sales increased by $24,058 for the three months ended October 2, 1994 compared to the prior year period. Cost of sales, as a percentage of Net Sales, increased to 58.5% for the three months ended October 2, 1994 as compared to 55.0% for the prior year period. This increase in cost of sales resulted principally from a sales mix shift resulting from
(i) the addition of sales of ABWF, which operates on lower gross margins than Color Tile, (ii) increased sales of carpet and related installation services and (iii) increased sales of product to franchisees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of Net Sales to 31.3% for the three months ended October 2, 1994 as compared to 35.5% for the prior year period due to the Company's continued emphasis on control of operating costs and the addition of ABWF, which operates on lower operating expenses, as a percentage of Net Sales, than Color Tile. Such expenses increased in aggregate dollar amount by $4,601 for the three months ended October 2, 1994 over the prior year period primarily due to (i) increases in commission-based payroll due to higher sales, (ii) increased advertising expenditures and (iii) the addition of ABWF's operating expenses.

     Special Charges. During the third quarter of 1994, the Company recorded a write-down for the impairment of certain intangible asssets and property, plant and equipment based upon discounted cash flows, established provisions for store closures and franchise conversions and provided for a write-down on an unfavorable long-term inventory purchase commitment and certain discontinued minor product categories. As a result of these write-downs and provisions, the Company recorded Special Charges in the amount of $29,600 during the third quarter of 1994. The Company does not believe there will be any significant impact on liquidity or sources and uses of capital resources as a result of these Special Charges.
(See Note 3 to Condensed Consolidated Financial Statements)


     Interest Expense, Net.  Interest expense, net, increased
$4,176 for the three months ended October 2, 1994 as compared to the prior year period. The increased interest expense resulted from the issuance of the $200,000 principal amount of 10-3/4% Senior Notes (the "Senior Notes") during the fourth quarter of 1993 and higher interest rates on borrowings under the Company's Senior Credit Agreement.

     Pre-Tax Loss. For the three months ended October 2, 1994, pre-tax loss (after the $29,600 of special charges) was $28,590 as compared to a pre-tax loss of $6,647 for the prior year period, which included a loss on disposal of a line of business of $8,720. For the three months ended October 2, 1994, operating income,excluding the special charges, would have been $9,926, an increase of $3,113 over the prior period, which only partially offset the $4,176 increase in interest expense.

     Income Taxes. Income tax expense was $168 for the three months ended October 2, 1994, representing an increase of $67 over the prior year period.

     Net Loss.  Net loss was $28,758 for the three months ended
October 2, 1994, after Special Charges of $29,600, as compared to a net loss of $6,748 in the prior year period, which included an $8,720 loss on disposal of a line of business.

Nine months ended October 2, 1994, compared to nine months ended October 3, 1993.

     Net Sales. Net sales for the nine months ended October 2, 1994 increased $102,797, or 25.6%, compared to the prior year period. The increase in sales resulted primarily from (i) the addition of approximately $71,235 in sales of ABWF, (ii) a 5.0% increase in retail sales of Company stores open over one year and
(iii) increased franchise fees and royalties and sales of merchandise to franchisees.

     Cost of Sales. Cost of sales increased by $74,973 for the nine months ended October 2, 1994 compared to the prior year period. Cost of sales, as a percentage of Net Sales, increased to 58.2% for the nine months ended October 2, 1994 as compared to 54.4% for the prior year period. This increase in cost of sales resulted principally from a sales mix shift resulting from (i) the addition of sales of ABWF, which operates on lower gross margins than Color Tile, (ii) increased sales of carpet and related installation services and (iii) increased sales of product to franchisees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.4% for the nine months ended October 2, 1994 as compared to 35.4% for the prior year period due to the Company's continued emphasis on control of operating costs and the addition of ABWF, which operates on lower operating expenses, as a percentage of Net Sales, than Color Tile. Such expenses increased in aggregate dollar amount by $16,116 for the nine months ended October 2, 1994 over the prior year period primarily due to (i) increases in commission-based payroll due to higher sales and (ii) the addition of ABWF's operating expenses.

     Special Charges. During the third quarter of 1994, the Company recorded Special Charges in the amount of $29,600. (See
Note 3 to Condensed Consolidated Financial Statements)

     Interest Expense, Net. Interest expense, net, increased $11,776 for the nine months ended October 2, 1994 as compared to the prior year period. The increased interest expense resulted from issuance of the Senior Notes during the fourth quarter of 1993 and the higher interest rates on borrowings under the Senior Credit Agreement.

     Pre-Tax Loss. Pre-tax loss for the nine months ended October 2, 1994 was $27,249 as compared to a pre-tax loss of $1,274 for the prior year period. The increase in pre-tax loss for the nine months ended October 2, 1994 resulted primarily from the $29,600 Special Charges, the $2,500 loss on disposal of a line of business and the increase in interest expense of $11,776, partially offset by the $9,500 prior year loss on disposal of a line of business.

     Income Taxes. Income tax expense was $510 for the nine months ended October 2, 1994 representing a decrease of $114 from the prior year period. The Company recognized reductions in federal income tax expense primarily from the utilization of deductible temporary differences of $683 for the nine months ended October 3, 1993.

     Net Loss. Net loss was $27,759 for the nine months ended October 2, 1994 after a $2,500 loss on disposal of a line of business and the $29,600 in Special Charges, as compared to a net loss of $1,898 in the prior year period which included a $9,500 loss on disposal of a line of business.

Liquidity and Capital Resources

     In September 1994, the Company entered into an amendment to its Senior Credit Agreement and, on October 4, 1994, the Company borrowed an additional $29 million under the term loan portion of the Senior Credit Agreement, the proceeds of which were utilized to provide additional working capital for the business.

     At October 2, 1994, the Company had $138,150 in outstanding Borrowings under the Senior Credit Agreement, which bear interest at fluctuating rates. At that date, the average fluctuating interest rate on such Borrowings approximated 8.1% per annum.
The Company was in compliance as of October 2, 1994 with all restrictive covenants contained in the Senior Credit Agreement and the Senior Note Indenture. At November 15, 1994, the Company had approximately $22,000 of availability under the revolving line of credit portion of the Senior Credit Agreement.

     During the remainder of fiscal 1994, the Company's principal payments due under its outstanding long-term mortgage indebtedness and payments due under capitalized leases will aggregate approximately $1,500. The next mandatory principal payment under the term loan portion of the Senior Credit Agreement will be the quarterly payment of $3,526 due in March 1996. Approximately $2,100 of total cash dividends will be payable on the Series A Shares during the remainder of 1994. In 1995, the Company's redeemable Senior Preferred Stock will begin to accrue cash dividends of approximately $5,200 annually with the first payment of approximately $2,600 due on July 15, 1995.

     Capital expenditures for the nine months ended October 2, 1994 were $17,152 as compared to $9,357 for the nine months ended October 3, 1993. These capital expenditures have been funded through cash flows from operations, lease financing and the revolving line of credit portion of the Senior Credit Agreement. For the remainder of fiscal 1994, the Company anticipates making additional capital expenditures of approximately $3,000 to $4,000.

     The Company believes that funds generated from operations, the revolving line of credit portion of the Senior Credit Agreement, lease financings and purchase money mortgages will provide sufficient resources through fiscal 1995 to permit it to make all principal and interest payments on the Senior Notes and its other existing indebtedness, to pay all cash dividend payments and to finance all planned capital expenditures.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10 (z)  Amendment No. 4, dated as of September 13,
               1994, to the Credit Agreement, dated as of November 27, 1991, as amended, among the Company, the lenders party thereto and Chemical Bank as agent.

               27      Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   COLOR TILE, INC.
                   (Registrant)


Date:
November 21, 1994  /s/ Daniel J. Gilmartin
                   Daniel J. Gilmartin,
                   Senior Vice President,
                   Treasurer and Chief Financial Officer