Form 10-K
period 1995-01-01
COLOR TILE INC
filed 1995-04-17
CIK 276780

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 1995
                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file no. 0-8777
                             COLOR TILE, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                          75-1606185
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

515 Houston Street, Fort Worth, Texas                             76102
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (817) 870-9400

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:            None


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

The number of shares of the registrant's common stock outstanding as of April 15, 1995 was 101.

                    (Exhibits Index Begins on Page 31)

                             COLOR TILE, INC.
                                FORM 10-K

                             TABLE OF CONTENTS

                                  PART I
Item                                                         Page

1.  Business . . . . . . . . . . . . . . . . . . . . . . . .  1

2.  Properties . . . . . . . . . . . . . . . . . . . . . . . 10

3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 11

4.  Submission of Matters to a Vote of Security Holders. . . 11

                                  PART II

5.  Market for the Registrant's Common Equity
     and Related Stockholder Matters . . . . . . . . . . . . 12

6.  Selected Financial Data. . . . . . . . . . . . . . . . . 12

7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . 15

8.  Financial Statements and Supplementary Data. . . . . . . 20

9.  Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . 20

                                 PART III

10.Directors and Executive Officers of the Registrant . .. . 21

11.Executive Compensation . .. . . . . . . . . . . . . . . . 22

12.Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . 26

13.Certain Relationships and Related Transactions . . .. . . 29

                                  PART IV

14.Exhibits, Financial Statement Schedules and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . 31

                                  PART I

Item 1.  BUSINESS

General

    Color Tile, Inc. (collectively, with its subsidiaries, the "Company") , a Delaware corporation, is a nation-wide specialty retailer of floor covering products, principally serving the do-it-yourself, buy-it-yourself residential remodeling market and, to a lesser extent, the small contractor or commercial customer. Management believes that the Company is the largest specialty retailer of floor covering products in the United States based on sales. At January 1, 1995, the Company sold its line of products through 828 domestic Color Tile Stores (collectively "Color Tile Stores", whether Company owned ("Company Stores") or franchisee owned ("Franchised Stores")).

    The Company offers a broad selection of quality floor covering, wall covering and related products and accessories accompanied by a high level of customer service and support at prices competitive with other floor and wall covering retailers. The Company's product lines include glazed ceramic tile for floor and wall covering, resilient flooring (consisting of vinyl tile, sheet vinyl and laminated flooring), carpeting, hardwood flooring (consisting of strip and plank flooring and parquet tile), window treatments and wall coverings. The Company also sells a full line of installation and maintenance materials (including adhesives, grouts, caulks, waxes, polishes and sealers) and tools for use in installing or maintaining the Company's principal products, and arranges professional installation for most of its products through local independent contractors.

    Management believes that the Company's most important competitive advantages are its nationwide store network, nationally recognized "Color Tile" and "ColorCarpet" trademarks and strong vendor relationships. The Company's strategy has been to increase sales by expanding its product offerings, opening new Color Tile Stores and adding new channels of distribution, including direct-response retailing. The Company has expanded its special-order programs in order to offer the consumer a wider selection of products in each of the principal product categories sold in Color Tile Stores.

    Since its founding in 1953, the Company has sold a broad selection of hard-surface flooring products. Ceramic tile is offered in a variety of sizes, colors, textures and finishes. Resilient flooring represents the Company's other principal hard-surface floor covering product line. Resilient flooring is sold both from in-stock supplies and a large selection of special order products. In addition, the Company also sells a broad selection of wood flooring products. The Company sells its hard-surface flooring products primarily from in-stock supplies, supplemented by special-order programs.

    Since 1989, the Company has offered a full line of carpeting on a nationwide basis using the trade name "ColorCarpet". The principal features of the Company's carpet program are the marketing of carpet by color, rather than by style, and marketing of a broad assortment of carpets on a cut-to-order basis.


    In 1992 the Company developed a "super-store" retail format, Floors A Plenty, to increase further its penetration of the carpeting segment of the floor covering market. Floors A Plenty targets customers who tend to be more value-conscious than Color Tile's existing customers and who perceive the superstore format as offering increased value. This format also targets small contractors and other commercial customers. The Company opened its first Floors A Plenty store in the Dallas-Fort Worth area in late 1992 and opened three Floors A Plenty stores in Cincinnati, Ohio, Tulsa, Oklahoma and North Richland Hills, Texas, respectively, during 1994. The fifth and sixth Floors A Plenty stores were opened in Albuquerque, New Mexico and Oklahoma City, Oklahoma in January 1995 and March 1995, respectively. Floors A Plenty stores offer approximately 16,000 SKU's, of which approximately 11,000 are carpet SKU's.

    A typical Color Tile Store currently offers for sale approximately 17,000 SKU's, approximately 15,000 of which are devoted to special-order products (approximately 11,000 of which relate to carpet and approximately 4,000 of which relate to other products). The Company's special-order programs have grown significantly over the past five years, principally through the introduction of carpet in 1989 and window treatments in 1990.

    The Company in December of 1993 acquired the assets (the "ABF Assets") of American Blind Factory, Inc. ("ABF") and certain related entities and assumed certain liabilities in connection therewith through its new wholly-owned subsidiary, American Blind and Wallpaper Factory, Inc. ("ABWF"). ABWF is a metropolitan-Detroit based direct-response marketing company engaged in the sale, on a special-order basis, of name-brand and private-label window treatments (blinds and similar products), and wall coverings at significant discounts from average retail prices. During the fourth quarter 1994, ABWF initiated a test program offering carpet for sale to its customers on a special order basis.

    The Company's fiscal year ends on the Sunday nearest to December 31. All references herein to "1994", "1993" and "1992" refer to the 52 week or 53 week fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993, respectively. The fiscal year ended January 3, 1993 was comprised of 53 weeks.

Products

    The Company's principal product lines are ceramic tile, resilient flooring, carpeting and installation, and installation materials and tools. The table below indicates the approximate percentages of Company sales derived from each of these classes of products, and all other classes of products offered by the Company during the periods shown.

        Class of Products                    1994          1993         1992
                                           -------       -------       -------

         Ceramic Tile                          20%           24%           25%
         Resilient Flooring                    22            25            26
         Carpet and Installation               25            26            26
         Installation Materials and Tools      12            14            14
         Window Treatments                     10             4             3
         Other(1)                              11             7             6
                                           -------       -------       -------
                                              100%          100%          100%
                                           =======       =======       =======

(1) Includes sales of wallcoverings and wood flooring by Company Stores and sales of wallcovering by ABWF, since November 1, 1993.

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

    During 1994, approximately 16% of the ceramic tile products sold by the Company were manufactured at the Company's tile manufacturing facility located in Cleveland, Mississippi (the "Tile Facility"). See "Manufacturing." Approximately 27% of the ceramic tile products sold by the Company during this period were purchased from domestic suppliers and approximately 57% were imported from suppliers in Italy, Spain, Brazil and countries in the Far East, including Japan, Thailand and Korea.

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

Carpet and Installation

    Color Tile Stores. Color Tile Stores offer a full line of carpeting under the "ColorCarpet" trade name. Approximately 11,000 different styles and colors of carpet are offered at a broad range of prices. The Company's sales personnel sell carpet principally by color rather than price. See "Advertising, Marketing and Merchandising." The Company does not inventory carpet, but orders directly from its suppliers on a "cut-to-order" basis upon receipt of a customer order and a deposit on the purchase price. Payment in full is due at the time of installation. The Company provides installation for its carpeting and other product lines through local independent contractors.

    ABWF. During the fourth quarter of 1994, ABWF initiated a test to determine the viability of carpet as a potential new product line for its direct response marketing operations. Carpet is offered to ABWF's customers on a "cut-to-order" basis at significant discounts from traditional retail prices.

Window Treatments and Wallcoverings

    Color Tile Stores. Color Tile Stores also sell window treatments under the "WindowColors" trade name. Window treatments consist of window shades, blinds, wooden window coverings and related products. Window treatments are stocked on a limited basis by Color Tile Stores. A broader selection of window treatments are offered on a special-order basis and are generally purchased from domestic suppliers upon receipt of customer orders and are shipped directly to the customer. Color Tile stores also offer a selection of brand name wallpaper on both an in-stock and special order basis. The Company plans to significantly reduce its in-stock wallpaper program in 1995.

    ABWF. ABWF's principal product lines include horizontal, vertical, pleated and wood blinds and wallpaper. ABWF features a broad range of name brands of vertical, horizontal, pleated and wood blinds, as well as a complete line of private-label blinds. Private-label blinds are manufactured by the brand-name product vendors and are of like quality. ABWF also features a broad selection of major name brands of wallpaper. Wallpaper is available both directly from manufacturers or through various wholesale distributors. ABWF maintains a database of more than 30,000 wallpaper patterns, the majority of which have multiple vendor sources. The two-tiered distribution system for wallpaper provides ABWF with the opportunity to offer its customers a broad selection at a competitive cost.

Installation Materials and Tools

    Color Tile Stores generally carry a full line of tools, kits, installation materials and product care materials for use primarily in the installation and maintenance of floor covering and wall covering products. These products are generally sold in conjunction with the Company's principal floor and wall covering products.

    Over 90% of the installation and maintenance items sold in 1994, including adhesives, grouts, caulks, waxes, polishes and sealers, were manufactured at the Company's adhesives facility located in West Chicago, Illinois (the "Adhesives Facility"). See "Manufacturing." Other accessories, including brushes, rollers and other tools for product application or installation, are made to the Company's specifications and are generally sold under the Color Tile brand name.

Wood Flooring

    A broad selection of wood flooring (both strip and plank flooring and parquet tile) is offered by Color Tile in a variety of colors, widths and finishes. These products are generally targeted to a more affluent segment of the market than the Company's other floor covering products. During 1994, the Company obtained a substantial majority of the parquet tile and strip and plank wood flooring sold by the Company from its formerly owned Wood Plant located in Melbourne, Arkansas. The Company sold the Wood Plant in May 1992 and entered into a Supply Agreement, as amended, with the purchaser pursuant to which the Company, subject to certain exceptions and minimum annual purchase requirements, agreed to purchase virtually all of its hardwood flooring requirements, and the purchaser agreed to supply the Company with such requirements, through 1998.
See "Suppliers."

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

    At January 1, 1995, 142 Franchised Stores were in operation. During 1994, 62 Franchised Stores were opened (including 32 Franchised Stores that were previously Company Stores), one Franchised Store was closed and five Franchised Stores were reacquired by the Company and are currently operated as Company Stores.

    The typical Franchised Store is substantially identical to a Company Store. The Company generally obtains a lease for the Franchised Store, which it then subleases to the franchisee. The franchisee purchases leasehold improvements, fixtures and inventory. The Company provides its expertise in site selection, interior design, training, marketing and certain financing and accounting functions in return for an initial fee of $25,000. Thereafter, the Company receives royalties and an advertising fee based on gross sales of the Franchised Store.

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

    Expenditures for advertising and promotion purposes were approximately 6.9%, 7.2% and 8.0% of net sales for 1994, 1993 and 1992, respectively. The Company also receives cooperative advertising contributions from certain of its suppliers of resilient flooring, carpet and other product categories.

    Each Color Tile Store is arranged to provide a broad selection of SKU's for each product line. In ceramic tile, the Company has developed a display format known as the "Great Wall of Tile" that presents many of the wall tile products sold in Color Tile Stores in a space-saving, easy-to-view display arranged by color. The Company has also developed a similar merchandising approach for carpeting through in-store displays of samples of its "ColorCarpet" product lines arranged by color group. Carpet is sold on a cut-to-order basis. By utilizing this approach, Color Tile Stores are able to offer carpeting customers a wider range of carpeting products than would be possible if the Company were to offer carpeting for sale from in-stock inventory.

    ABWF's primary means of generating new customers for blinds, wallpaper and carpet is through advertisements in women's and home-related magazines. Based on ABWF's high rates of repeat and referral business, ABWF continually analyzes its advertising program and sources of customers to optimize the cost benefit of its advertising. In addition, ABWF continually tests new advertising vehicles to increase consumer awareness of ABWF.

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

    Color Tile Stores are operated in each state of the United States, other than Alaska. At January 1, 1995, their geographic distribution was as follows:

         Number of Color Tile Stores (including Franchised Stores)

Alabama . .       7
Arizona . .      14           Nevada  . . .     6
Arkansas. . .     4           New Hampshire. . .5
California . .   86           New Jersey   .   29
Colorado. . .    19           New Mexico . .    5
Connecticut. . . 15           New York. . .    44
Delaware. . .     5           North Carolina   15
Florida . .      48           North Dakota . .  2
Georgia . .      16           Ohio. . .        43
Hawaii. . .       1           Oklahoma. . .     9
Idaho . .         4           Oregon. . .      10
Illinois. . .    44           Pennsylvania . . 49
Indiana . .      22           Rhode Island . .  3
Iowa. . .        10           South Carolina .  8
Kansas. . .       7           South Dakota . . .2
Kentucky. . .    12           Tennessee. . .   15
Louisiana. . .   11           Texas . .        65
Maine . .         4           Utah. . .         5
Maryland. . .    20           Vermont . .       1
Massachusetts.   17           Virginia . . .   22
Michigan. . .    39           Washington . . . 22
Minnesota. . .   13           West Virginia. . .5
Mississippi. . .  3           Wisconsin. . .   14
Missouri     . . 19           Wyoming . .       1
Montana . .       4                           ---
Nebraska. . .     4           . . .TOTAL      828
                                              ===

A summary of Color Tile Store openings and closings is provided below:

                 Historical Color Tile Store Openings and Closings
                 -------------------------------------------------

                                             1994(2)      1993(2)       1992
                                            --------    ---------      ------
       Company Stores:(1)

         Beginning of period                  714          731           733
         Opened                                19           25            13
         Converted from Franchised Stores       5            3             1
         Converted to Franchised Stores       (30)         (26)          (13)
         Closed                               (22)         (19)           (3)
                                           -------      --------       ------
         End of period                        686          714           731
                                           =======      ========       ======

       Franchised Stores:

         Beginning of period                  86            35            13
         Opened                               32            30            10
         Converted from Company Store         30            26            13
         Converted to Company Stores          (5)           (3)           (1)
         Closed                               (1)           (2)           --
                                          -------       -------        ------
         End of Period                       142            86            35
                                          =======       =======        ======
     Total Color Tile Stores:

        Beginning of period                  800           766           746
         Opened                               51            55            23
         Closed                              (23)          (21)           (3)
                                         --------       -------        ------
         End of period                       828           800           766
                                         ========       =======        ======

       (1) Includes owned stores operated under the names Color Tile or Floors A Plenty.
       (2) Excludes Factory Carpet stores operated in Canada. The Company operated these stores pending their disposition in May 1994.

                  ------------------------------


     Color Tile Store Operations. The typical Color Tile Store consists of approximately 5,000 square feet, has approximately 20 parking spaces and is located in a strip shopping center or is a free-standing store. The Company frequently updates the product displays and placement of products within Color Tile Stores. Each year the Company also identifies Company Stores for renovation and remodeling. A typical Color Tile Store currently offers approximately 17,000 SKU's, approximately 15,000 of which are devoted to special-order products (approximately 11,000 of which relate to carpet and approximately 4,000 of which relate to other products).

     Each Company Store typically employs approximately four people, including a store manager. Thirty-four regional managers supervise the store managers and three divisional vice presidents supervise the regional managers. The divisional vice presidents in turn report to a senior vice president of retail operations. Sales personnel are compensated on a commission basis, with compensation for regional managers and divisional vice presidents determined on the basis of sales development and profitability of the stores for which they are responsible.

     ABWF Direct-Response Operations. Prospective customers contact ABWF by dialing toll-free 1-800-735-5300 or other numbers and are greeted by a trained sales representative who follows a scripted dialogue to determine what item and specifications the customer desires. The sales representative keys the critical information (color, size, book number, pattern number, etc.) into a computer which generates a price quote for the item ordered and, where applicable, identifies the lowest cost vendor to ABWF for a particular brand name product based on size, quantity and special vendor discounts and promotions. ABWF offers over 100,000 SKU's to its customers.

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

     Floors A Plenty. Floors A Plenty is a "super-store" developed to capitalize on the Company's sales experience in the carpet product line in a larger, higher volume retail outlet. This format targets customers who tend to be more value-conscious than Color Tile's existing customers and who perceive the super-store format as offering increased value. This format also targets small contractors and other commercial customers. The Company opened its first Floors A Plenty store in the Dallas-Fort Worth area in late 1992 and opened Floors A Plenty stores in Cincinnati, Ohio, Tulsa, Oklahoma and North Richland Hills, Texas during 1994. During the first quarter of 1995, the Company opened Floors A Plenty stores in Oklahoma City, Oklahoma and Albuquerque, New Mexico. Floors A Plenty stores offer approximately 16,000 SKU's, of which approximately 11,000 are carpet SKU's. The Company anticipates locating its Floors A Plenty stores in close proximity to other super-store retailers, such as Price Club, Sam's, Home Depot and Builders Square.

Suppliers

     The Company believes that one of its competitive advantages is its strong relationship with its vendors. The Company continues to have good relationships with suppliers.

     During 1994, the Company manufactured approximately 10% of the products sold in Color Tile Stores, with the balance supplied by unaffiliated domestic (approximately 75%) and foreign (approximately 15%) manufacturers. See "Manufacturing." Three unaffiliated suppliers, in the aggregate, accounted for approximately 32% of the products purchased by the Company during 1994.

     The Company has no long-term purchase commitments other than a supply agreement for wood flooring between the Company and the purchaser of the Wood Plant. This agreement provides for the Company, subject to certain exceptions and a minimum annual purchase requirement, to purchase virtually all of its requirements for hardwood flooring from the purchaser of the Wood Plant through May 1998. The purchase prices for such products are subject to negotiation annually. In May 1994, the Company completed such negotiations for the 1994 contract year. Due to significant increases in raw material costs passed through from the supplier, the Company anticipates that the minimum purchase levels required by this agreement will require the Company to sell these products at prices which will yield lower margins than historically achieved to avoid the buildup of significant inventory levels (in excess of prevailing market requirements) during the remaining term of the agreement. The Company recorded a write-down for inventory to be purchased under this agreement in the third quarter of 1994. This write-down was the result of the impact of purchasing the minimum levels of inventory which exceeded the Company's inventory needs under existing market conditions. Subsequently, the Company obtained a concession in the minimum purchase commitments under this agreement from its supplier.

     Management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it or should the Company be restricted by governmental action from purchasing products manufactured in other countries. The principal materials utilized by the Company in its manufacturing operations include sand, chemicals and clay, all of which are available from a variety of sources.

Distribution

     The Company has four regional distribution centers located as follows:

                  Distribution Center                     Square Footage
                  ----------------------                  --------------

                  San Bernardino, California                  116,000
                  Houston, Texas                               82,000
                  University Park, Illinois                   187,000
                  Baltimore, Maryland                         138,000
                                                              -------
                  Total Square Footage                        523,000
                                                              =======

     The Company seeks to locate its distribution centers in areas that maximize transportation and organizational efficiencies and minimize freight and other costs of supplying Color Tile Stores. The Company is currently expanding its San Bernardino facility and is in negotiations for the expansion of another facility.

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

Manufacturing

     Approximately 10% of the products sold in Color Tile Stores during 1994 were manufactured by the Company at its Tile Facility in Cleveland, Mississippi and its Adhesives Facility in West Chicago, Illinois. The Company believes that its manufacturing facilities are generally adequate for their intended purposes and are in good condition. The Adhesives Facility has capacity in excess of that necessary to supply Color Tile Stores and sells its products to outside distributors under private label and the Company owned "North American" trade name. The Tile Facility has limited capacity in excess of that necessary to supply Color Tile Stores and sells its products to unaffiliated entities. During 1994 the Company sold approximately 27% and 24%, respectively, of the products manufactured at the Adhesives Facility and the Tile Facility to unaffiliated entities.

     The Adhesives Facility. The Adhesives Facility was built to the Company's specifications and completed in 1982. The Company designed and constructed the Adhesives Facility for the purpose of formulating products for use in connection with installation and maintenance of other product lines sold by the Company. In 1994, this facility produced approximately 91% of the Company's adhesives, grouts and other surface-preparation products, which collectively represented approximately 10% of the Company's total product sales. During 1994, the Adhesives Facility on average operated at approximately 42% of capacity.

     The Adhesives Facility is situated on approximately 9.2 acres of land and contains approximately 163,000 square feet of production, warehouse, office and research laboratory space. The Company also produces color coordinating grouts at the Adhesives Facility to add a design element to this product category.

     The Tile Facility. In August 1980, the Company acquired the Tile Facility, which is situated on a 15-acre tract of land and contains approximately 115,000 square feet of production, office and warehouse space. Since the acquisition of the Tile Facility, the Company has made various renovations and equipment installations to increase production and operating efficiency. Tile produced at this facility accounted for approximately 15% of the sales of ceramic tile by Color Tile Stores and approximately 4% of total product sales during 1994. The Company also manufactures trim pieces and decorated tiles at this facility. The Tile Facility on average operated at approximately 95% of capacity during 1994.


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

     In addition, ABWF's market includes horizontal, vertical , pleated and wooden blinds. This market is highly fragmented and several distinct channels exist. Department stores are responsible for a substantial portion of window treatments market sales and are the largest distribution channel for these products. Of the department stores, JC Penney, Sears and Montgomery Ward are believed to be ABWF's largest competitors. Most full service department stores also offer a limited range of window treatments. Other distribution channels include drapery and upholstery stores, home centers, home furnishings stores, mail order and direct response marketing.

Employees

     At January 1, 1995, the Company employed approximately 3,900 persons, including approximately 450 employees of ABWF. Substantially all of these employees are employed on a full-time basis. The Company believes that its working relationship with its employees is good.

     On January 13, 1995, the United Food and Commercial Workers International Union ("UFCWI") filed a petition with the National Labor Relations Board ("NLRB") for certification of a bargaining unit (a union representation election) composed of ABWF's teleservice, customer service, librarian and mailer employees. The union subsequently amended the proposed unit to include only telemarketers. A certification hearing was held by the NLRB. The Regional Director of NLRB ordered an election in the last week of April, 1995. Following the NLRB's decision, the UFCWI withdrew its request to proceed with the scheduled election pending resolution of certain unfair labor practices charges brought by the UFCWI against ABWF. The Company filed a Request for Review with the NLRB in Washington, District of Columbia, seeking that the full board of the NLRB reconsider the Regional Director's decision on the employees included in the bargaining unit.

Item 2.  PROPERTIES

     At January 1, 1995, 134 of the 828 Color Tile Stores were owned by the Company and 694 were leased by the Company. Of the leased Company Stores, 43 are leased from the Color Tile Employees Investment Plan (the "Investment Plan"). Pursuant to the Senior Credit Agreement, substantially all of the Company-owned properties are mortgaged to secure the indebtedness incurred thereunder.

     Store leases, other than those entered into in connection with sale and leaseback transactions, normally have initial terms ranging from 10 to 20 years. Many of these leases have renewal options at increased rents. Leases under the Company's sale and leaseback transactions have initial terms ranging principally from 20 to 25 years, generally with renewal options at increased rents. Of the 172 leases expiring within the next three years, 112 have renewal options. Leases generally are "triple-net", which obligates the Company to pay real estate taxes, insurance and common area maintenance and other operating and maintenance costs in addition to a specified rental amount. Leases for approximately 75% of the leased Company Stores provide for periodic rental increases based on increases in cost of living indices or other mechanisms and/or contingent rentals payable generally on the basis of a percentage of gross sales in excess of stipulated amounts.

     The Company currently operates two manufacturing facilities. See "Manufacturing." The Company distributes merchandise to Color Tile Stores through four distribution centers. See "Distribution."

     The total space owned and leased by the Company as of January 1, 1995 was as follows:

                            Approximate Square Footage

                                         Owned           Leased         Total
                                        -------        ---------      ---------
      Retail, net of  subleases         645,000(1)     2,610,000(1)   3,255,000
      Manufacturing                     163,000          115,000        278,000
      Distribution Centers                 --            523,000        523,000
                                           --            129,000        129,000
                                        -------        ---------      ---------
      Totals                            808,000        3,377,000      4,185,000
                                        =======        =========      =========

(1) The Company was subleasing approximately 1,045,000 square feet of retail space to franchisees and other tenants as of such date.

     During  fiscal  1994,   aggregate   rental   payments  were   approximately
$31,500,000 (exclusive of sublease rental income for such space of approximately $9,100,000).

     The Company's executive offices and principal administrative offices are located in Fort Worth, Texas, in a leased office building containing approximately 100,000 square feet. The lease for such space expires in October 2002.

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

     The terms of the Company's Class B, Series A Senior Increasing Rate Preferred Stock (the "Series A Shares"), and its Senior Cumulative Preferred Stock (the "Senior Preferred Stock"), also generally restrict payment of dividends on the Company's common stock at any time during which dividends on such classes of preferred stock have accrued but are unpaid, subject to certain exceptions similar to those set forth in the Senior Credit Agreement.

     The Company's 10 3/4% Senior Notes, due 2001 (the "Senior Notes") were issued pursuant to an indenture containing certain covenants restricting the payment of dividends, the repurchase of capital stock and the making of other Restricted Payments (as defined), subject to certain exceptions, similar to those contained in the Senior Credit Agreement.

Item 6.  SELECTED FINANCIAL DATA

     The selected financial data presented in the table below for the Company for the fiscal years ended January 1, 1995, January 2, 1994, January 3, 1993, December 29, 1991 and December 30, 1990, have been derived from the Company's audited consolidated financial statements. The Company operates on a 52-53 week fiscal year ending on the Sunday closest to December 31 each year. This information should be read in conjunction with, and is qualified in its entirety by, the Company's audited consolidated financial statements included elsewhere herein.

                                              Fiscal Year Ended
                              Jan. 1,   Jan. 2,   Jan. 3,   Dec. 29,  Dec. 30,
                               1995      1994      1993       1991      1990
                              --------- --------- --------- --------- ---------
Results of Operations                        (Amounts in Thousands)
Net Sales                     $673,528  $555,127  $580,385  $544,315  $525,819
Cost of Sales                  391,996   309,528   311,368   292,517   274,686
Selling, general and
  administrative expenses      215,530   191,451   208,796   201,237   195,056
Depreciation and
  amortization                  28,696    25,546    28,683    29,202    27,781
Special charges (a)             29,600              30,000
                              --------- --------- --------- --------- ---------
Operating income                 7,706    28,602     1,538    21,539    28,296
Gain (loss) on disposal of
  a line of business (b)        (2,500)   (9,500)    4,007
Interest expense, net          (36,634)  (20,380)  (25,697)  (51,986)  (50,100)
                              --------- --------- --------- --------- ---------
Loss before income
  taxes and extraordinary
  item                         (31,428)   (1,278)  (20,152)  (30,627)  (21,804)
(Provision) benefit for
  income taxes (c)             (14,888)     (641)   (1,240)    2,133      (393)
Extraordinary gain (loss)
  on early extinguishment
  of debt, net of tax (d)                (12,603)     (601)    4,886
                              --------- --------- --------- --------- ---------
Net Loss                      $(46,316) $(14,522) $(21,993) $(23,608) $(22,197)
                              ========= ========= ========= ========= =========


(a) The Company recognized Special Charges during the quarter ended October 2, 1994 to record a write-down for the impairment of certain property, plant, equipment and intangible assets based upon discounted cash flows; to establish provisions for store closures and conversions; and to provide for a write-down on an unfavorable long-term inventory purchase commitment and certain discontinued minor product categories. The Special Charges for the year ended January 3, 1993 relate to the provision for restructuring, store closures and conversion of Company Stores to Franchised Stores and the write-down of certain property, plant and equipment and intangible assets (See Note 12 of the "Notes to Consolidated Financial Statements").

(b) Effective October 3, 1993, the Company determined to dispose of its Canadian retail operations resulting in a $9,500 charge based on expected losses from those operations prior to disposal and the estimated loss on disposal of the related assets and the business. On May 24, 1994, the Company sold the Canadian Operations and recorded an additional charge to continuing operations of $2,500 in the second quarter of 1994. The sales, costs and related expenses of the Factory Carpet's operations have been eliminated from the individual line items of the selected financial data for 1993 and the operating losses of this line of business of $849 have been included on a one-line basis in the $9,500 loss from disposal of a line of business. Factory Carpet sales of $23,661 have been eliminated from the summary financial data for 1993 (See Note 13 of the "Notes to Consolidated Financial Statement").

     The gain on disposal of a line of business for 1992 relates to the sale of the Company's formerly owned wood manufacturing facility located in Melbourne, Arkansas (the "Wood Plant") (see Note 13 of the Notes to Consolidated Financial Statements).

(c) The provision for income taxes for 1994 of $14,888 includes a non-cash charge to expense of $14,156 to write-off the Company's deferred income tax assets pursuant to Statement of Financial Accounting Standards No. 109 (See
     Note 9 of the "Notes to Consolidated Financial Statements").

(d) The extraordinary items for 1993, 1992, and 1991 relate to the gains (losses) on the early extinguishment of certain long-term debt (See Note 7 of the "Notes to Consolidated Financials Statements"). The $4,886 gain on early extinguishment of long-term debt recorded in 1991 resulted from the repurchase of a portion of the Company's 12 3/8% Senior Notes, 13% Senior Subordinated Notes and 13 3/4% Subordinated Debentures with a portion of the proceeds from the term loan portion of the Senior Credit Agreement.

                               Jan. 1,   Jan. 2,   Jan. 3,   Dec. 29,  Dec. 30,
                                1995      1994      1993       1991      1990
                              --------  --------  --------  --------  ---------
Balance Sheet Data:                        (Amounts in Thousands)
Current assets                $110,418  $108,084  $94,085   $88,999   $92,351
Current liabilities            103,131   103,712   82,831    87,593    89,334
Working capital                  7,287     4,372   11,254     1,406     3,017
Total assets                   550,098   565,343  462,992   504,984   525,338
Long-term debt (inc.
 current portion)              392,534   353,357  254,762   305,735   369,452
Redeemable preferred
 stock                          90,943    86,838   82,596    26,556    23,576
Common stockholder's
 equity (deficiency)          $(36,748) $ 21,738  $48,789   $77,941   $24,824


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal Year ended January 1, 1995 (52 weeks) Compared to Fiscal Year Ended January 2, 1994 (52 weeks)

     Systemwide Sales. Systemwide sales include retail sales of all Company Stores (excluding Canadian operations in 1993), retail sales of all Franchised stores, sales of ABWF, and outside sales of manufactured products to third parties. Systemwide sales for the Company's operations increased 23.2% during 1994 as compared to the prior-year period. The increase in sales resulted primarily from (i) the addition of $94,471,000 in sales of ABWF, (ii) a 3.9% increase in retail sales of Company stores open over one year and (iii) increased retail sales by franchisees.

     Net Sales. Net sales increased $118,401,000 , or 21.3%, for 1994 as compared to net sales for the prior-year period. The improvement in sales resulted from (i) the addition of $94,471,000 in sales of ABWF, (ii) a 3.9% increase in retail sales of Company stores open over one year and (iii) increased franchise fees and royalties and sales of merchandise to franchisees.

     At January 1, 1995, there were 828 Color Tile stores in operation, of which 142 were Franchised Stores. During 1994, 19 new Company Stores were opened, 22 Company Stores were closed, 62 new Franchised Stores were opened (including the 32 Company Stores converted to Franchised Stores), 1 Franchised Store was closed and 5 Franchised Stores were reacquired by the Company and are currently operated as Company Stores. In addition, as of January 1, 1995, there were 78 signed franchise agreements for additional Franchised Stores that the Company expects will open within the next 12 to 18 months.

     Cost of Sales. Cost of sales increased by $82,468,000 or 26.6% for 1994. As a percentage of net sales, cost of sales increased to 58.2% for 1994 as compared to 55.8% for the prior-year period. The increase in cost of sales as a percentage of net sales resulted principally from a sales mix shift caused by
(i) the addition of the sales of ABWF, which operated on lower gross margins than Company Stores, (ii) increased sales of merchandise to franchisees, and
(iii) increased sales of carpet and related installation services.

     Operating Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 32.0% for 1994 as compared to 34.5% for the prior-year period, principally as a result of the addition of ABWF, which operates on lower operating expenses, as a percentage of Net Sales, than the Company (excluding ABWF). Such expense increased in aggregate dollar amount by $24,079,000, or 12.6%, due to (j) the addition of ABWF's operating expenses,(ii) increases in commission-based payroll due to higher sales and (iii) increased advertising expenditures for the fourth quarter.

     Special Charges. During the third quarter, the Company recorded a write-down for the impairment of certain intangible assets and property, plant and equipment based upon discounted cash flows, established provisions for store closures and conversions and provided for a write-down on an unfavorable long-term inventory purchase commitment and certain discontinued minor product categories. These write-downs and provisions consist of:


                    Impairment of assets               $14,500,000
                    Unfavorable purchase commitment
                     product writedowns                  9,700,000
                    Store closures and conversions       5,400,000
                                                       -----------
                                                       $29,600,000
                                                       ===========

The Company has a wood inventory purchase agreement which requires the Company to purchase minimum levels of inventory through May 1998. The impact of purchasing the minimum levels of inventory, which exceed the Company's inventory needs under prevailing market conditions, has resulted, and is anticipated to continue to result, in excess inventory levels. Based on these circumstances and other provisions in the wood purchase agreement, the Company initially recorded a write-down of $7,500,000 at the end of the third quarter for inventory to be purchased under the contract and an additional charge was estimated at $2,100,000 for inventory in certain minor product categories to be discontinued. Subsequent analysis after the end of the third quarter has resulted in refinement of the overall estimate such that the provision for the unfavorable purchase commitment has been reduced to $4,400,000 and $5,300,000 has been identified as applicable to the discontinued product categories.

     Loss on disposal of a Line of Business. Effective October 3, 1993, the Company elected to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operated 37 retail stores in Canada (including 8 franchised stores). On May 20, 1994 the Company sold the Canadian operations. In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651,000 in the third quarter of 1993 and an additional estimated loss of $2,500,000 in the second quarter of 1994. Factory Carpet's operations have been eliminated from the individual line items of the 1993 Consolidated Statement of Operations and the pre-tax loss of this line of business has been included on a one-line basis in the loss on disposal of a line of business.

     Interest Expense. Interest expense increased $16,254,000 for 1994 as compared to the prior-year period. The increased interest expense resulted from issuance of $200,000,000 principal amount of 10 3/4% Senior Notes (the "Senior Notes") during the fourth quarter of 1993, additional borrowings of $29,000,000 under the term loan portion of the Senior Credit Agreement on October 4, 1994 and higher interest rates on total borrowings under the Company's Senior Credit Agreement.

     Pre-Tax Loss. Pre-tax loss for 1994 was $31,428,000 as compared to a pre-tax loss of $1,278 ,000 for the prior-year period. The increase in pre-tax loss resulted primarily from the $29,600,000 Special Charges, the $2,500,000 loss on disposal of a line of business and the increase in interest expense of $16,254,000, partially offset by the nonrecurrence of the $9,500,000 prior year loss on disposal of a line of business.

     Income Taxes. Income tax expense was $14,888,000 for 1994 compared to $641,000 in the prior-year period. The increase was attributed to the Company's decision to increase the valuation allowance against its deferred income tax asset which reduced the net deferred tax asset by $14,156,000 in recognition of uncertainties as to the realization of those assets. State income taxes increased to $732,000 for 1994 as compared to $660,000 for 1993 due to the acquisition of ABWF in late 1993.

     Net Loss. Net loss for 1994 was $46,316,000 after a $2,500,000 loss on disposal of a line of business, the $29,600,000 in Special Charges and the $14,156,000 write-off of deferred tax assets, as compared to a net loss of $14,522,000 in the prior-year period which included a $9,500,000 loss on disposal of a line of business and the $12,603,000 extraordinary loss on the early extinguishment of long-term debt.


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

     Cost of Sales. Cost of sales decreased by $1,840,000, or 0.6%, for 1993, due principally to the elimination of the Canadian operation's cost of sales, which decreased cost of sales by $14,485,000, and also due to lower overall domestic retail sales. As a percentage of net sales, cost of sales increased to 55.8% for 1993 as compared to 53.6% for the comparable prior-year period. This increase in cost of sales as a percentage of net sales resulted principally from a sales mix shift caused by (i) increased sales of carpet and related installation services, (ii) increased sales of merchandise to franchisees, (iii) decreased sales of hard-surface flooring products and (iv) the addition of the sales of ABWF since its acquisition.

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

     Gain (Loss) on Disposal of a Line of Business. During the third quarter of 1993, the Company determined to dispose of its Canadian operations. The 37 retail stores comprising the Canadian operations, including 8 Franchised Stores, operate under the Factory Carpet name, and were acquired by the Company during 1990. The viability of the Factory Carpet chain was adversely affected by certain significant events that occurred subsequent to the Company's acquisition of the chain, including (i) a severe Canadian recession that has continued into 1993,
(ii) the imposition, beginning in 1992, of a retaliatory "anti-dumping" tariff on carpets imported into Canada from the United States, (iii) imposition of a value-added tax (the G.S.T.) on all manufactured and imported goods sold in Canada and (iv) a significant devaluation of the Canadian dollar during 1992 and 1993.

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

Liquidity and Capital Resources

     In September 1994, the Company entered into an amendment to its Senior Credit Agreement and, on October 4, 1994, the Company borrowed an additional $29,000,000 under the term loan portion of the Senior Credit Agreement, the proceeds of which were utilized to provide additional working capital for the business.

     At January 1, 1995, the Company had $165,600,000 in outstanding borrowings under the Senior Credit Agreement, and the average fluctuating interest rate on such borrowings approximated 9.0% per annum. At March 31, 1995, the Company had approximately $5,550,000 of availability under the revolving line of credit portion of the Senior Credit Agreement.

     During fiscal 1995, the Company's principal payments due under its outstanding long-term mortgage indebtedness and payments due under capitalized leases will aggregate approximately $5,817,000. The next mandatory principal payment under the term loan portion of the Senior Credit Agreement will be the quarterly payment of $3,526,000 due in March 1996. Interest payments of $10,750,000 on the Senior Notes are payable on each of the 15th of June and the 15th of December, 1995. Interest payments under the Senior Credit Agreement are generally due at the end of each calendar quarter, and are anticipated to approximate $3,750,000 quarterly.

     Approximately $8,600,000 annually of cash dividends are scheduled to be paid quarterly on the Series A Shares during 1995 of which the Company paid $2,063,000 in January 1995. As of January 15, 1995, the Company's
Redeemable Senior Preferred Stock will begin to accrue cash dividends of approximately $5,200,000 annually, scheduled to be payable quarterly.

     Capital expenditures for 1994 were $19,488,000 as compared to $14,031,000 for the prior fiscal year. These capital expenditures were funded through cash flow from operations and the revolving credit portion of the Senior Credit Agreement. In fiscal 1995, the Company anticipates total capital expenditures of approximately $16,448,000.

     As a result of working capital needs resulting primarily from growth of Franchised Stores in fiscal 1995, increased interest expense, expansion of the Company's Floors A Plenty super-store concept, which has the short term effect of reducing cash flow due to financing of initial inventory and initial operating losses, and lower operating results in the first quarter of 1995 as compared to the first quarter of 1994, the Company does not believe it will have cash resources sufficient to cover required and planned cash outlays during the balance of fiscal 1995. To address this issue the Company has reduced its planned capital expenditures for fiscal 1995 compared to fiscal 1994 and affiliates of Investcorp S.A., which indirectly has the power to vote a majority of the outstanding voting shares of Holdings (collectively, with its affiliates, "Investcorp"), have agreed to provide up to $15 million of financing to the Company. Such financing will be provided on commercially reasonable terms and will be available for one year, unless there is an earlier default.

     The Company believes that the proceeds of such financing, together with the anticipated cash flow from operations, the reduction in capital expenditures as compared to fiscal 1994 and borrowings under the Senior Credit Agreement, will provide the Company with sufficient working capital for its operational needs in fiscal 1995 and enable the Company to make all payments required or planned for fiscal 1995, except that the Company does not intend to pay quarterly dividends on its preferred stock during the remainder of 1995.

     Failure of the Company to pay scheduled preferred stock dividends in 1995 would not cause a default or acceleration of any financial obligations of the Company. However, although the relevant terms of the two outstanding series of preferred stock differ somewhat, in general if six quarterly preferred stock dividends are not paid, the holders of the preferred stock will be entitled to elect an aggregate of up to four directors of the Company.

     The Company was in compliance with all covenants in the Senior Credit Agreement at the end of fiscal 1994 and believes it will be in compliance at the end of the first quarter of 1995, although there can be no assurance of such compliance until first quarter financial statements are finalized. However, the Company believes that it will not be in compliance with certain financial covenants, including trailing twelve months operating profit and dividend coverage covenants, in the Senior Credit Agreement as of the end of the second quarter of fiscal 1995. Such anticipated non-compliance would result primarily from covenants that become increasingly more restrictive over time in accordance with their terms, together with lower than anticipated operating profits and increased interest expense.

     The Company intends to seek relief from the covenants under the Senior Credit Agreement and believes that some measure of relief will be granted, especially in view of the financing being made available by Investcorp. However, the Company has only recently initiated discussions with the agent bank under the Senior Credit Agreement regarding this issue, and no assurance can be given that such relief will be made available to the Company, or, if so, whether the terms and conditions thereof will be acceptable to the Company.

     If such non-compliance were to occur and the Company were unable to secure the requisite waivers or covenant modifications, the Company would have to refinance some or all of its indebtedness, sell assets, restructure its operations or raise additional equity. No assurance can be given that any of the foregoing could be accomplished or, if accomplished, would raise sufficient funds for the Company to satisfy its debt service and other financial obligations on a timely basis.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-24 and the related financial schedule is set forth on page S-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to the directors and executive officers of the Company is set forth below:

Name                         Age        Position
- -----------------         ---------     ---------------------------------

Eddie M. Lesok                46        Chairman of the Board, Chief
                                        Executive Officer and Director
N. Laurence Nagle             66        President, Chief Operating
                                        Officer and Director
William H. Pavony             55        Vice President, and Chief
                                        Financial Officer
Alan J. Bethscheider          36        Vice President-Legal,
                                        Secretary and General Counsel
E. Garrett Bewkes, III        44        Director
Walter F. Loeb                70        Director

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

         William H. Pavony has been Vice President, Chief Financial Officer of Color Tile, Inc. since November 1994. Previously, he served as Executive Vice President of Arthur Rutenberg Homes from 1993 to 1994, and prior to that as Executive Vice President - Administration and Chief Financial Officer with the Kobacker Company from 1989 to 1993.

         Alan J. Bethscheider has been the Secretary of the Company since January 1992 and Vice President-Legal and General Counsel since February 1992. Previously, Mr. Bethscheider was associated with the law firm of Gibson, Dunn & Crutcher from June 1984 to February 1992 and acted as outside counsel to the Company from January 1990 to February 1992.

         E. Garrett Bewkes, III has been an executive of Investcorp S.A. or one or more of its wholly-owned subsidiaries since March 1994 and a director of Color Tile since June 1994. Mr. Bewkes held the position of Senior Managing Director of the Bear, Stearns & Co. Inc. ("Bear Stearns") from 1986 to 1994 and was a Vice Chairman and Co-head of Bear Stearn's Investment Banking Department from 1992 to 1994.

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

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in fiscal 1994 by the Company's Chief Executive Officer and each of the other three most highly compensated executive officers, whose remuneration exceeded $100,000.

                         Summary Compensation Table
                                                                  Long
                                                                  Term
                                                                 Compen-
                    Annual Compensation                          sation      Other
                                                              -----------
                                                                 Awards
- ------------------------------------------------------------  ------------ --------
      (a)             (b)       (c)       (d)       (e)           (g)         (i)
                                                   Other                      All
                                                   Annual                   Other
                                                   Compen-                  Compen
     Name and                  Salary              sation ($)    Holdings  -sation
Principal Position              ($)       Bonus     (C,D)       (Options)     ($)
     (A)              Year      (B)        ($)                   (#)(E)     (C,F,G)
- -----------------------------------------------------------------------------------
Eddie M. Lesok       1994     458,100       -         -             -        4,620
Chief Executive      1993     358,100       -         -             -        4,497
Officer              1992     358,100    296,000      -             -        4,364

N. Laurence Nagle    1994     382,500       -         -             -        4,620
President            1993     282,500       -         -             -        4,497
                     1992     282,500    256,000      -             -        4,364

William H. Pavony    1994      30,326       -         -             -          -
Chief Financial
Officer

Daniel J. Gilmartin  1994     207,500       -         -             -        4,620
Sr. Vice President   1993     207,500     50,000      -             -        4,497
Treasurer and Chief  1992     207,500    192,000      -             -       26,696
Financial Officer

Alan J. Bethscheider 1994     157,200       -         -             -        3,918
Vice President-      1993     132,200       -         -             -        4,260
Legal                1992     115,053     65,262      -             -          -


(A) Mr. Pavony joined the Company in November 1994. Mr. Bethscheider joined the Company in February 1992. Mr. Gilmartin, formerly Senior Vice President, Treasurer, Chief Financial Officer and Director, resigned in November 1994 to assume the position of Executive Vice President - Operations of ABWF.

(B) Salary for fiscal 1991 for Messrs. Lesok and Nagle includes $39,942 and $30,673, respectively, for payments made in 1992 as retroactive salary adjustments for fiscal 1991.

(C) Information for years ended prior to December 15, 1992 is not required to be disclosed in columns (e) and (i).

(D) Non-cash personal benefits payable to executive officers during fiscal 1994 did not exceed, in the aggregate, the lesser of $50,000 or 10% of the cash compensation of any individual officer.

(E) All of the Company's issued and outstanding common stock is owned by Holdings. All references to common stock in the Executive Compensation tables and discussion contained in this Item 11 refer to common stock of Holdings.

(F)      See "Employment Contracts"; "Termination and Change-in-Control
         Arrangements."

(G) The amounts shown in this column for 1994, 1993 and 1992, respectively, are derived from the following figures: (i) Mr. Lesok, $4,620, $4,497 and $4,364, respectively, Company payments to the Investment Plan ($4,620, $4,497 and $4,364 of which is vested), and (ii) Mr. Nagle, $4,620, $4,497 and $4,364, respectively, Company payments to the Investment Plan ($4,620, $4,497 and $4,364 of which is vested), (iii) Mr. Gilmartin, $4,620, $4,497 and $1,696, respectively, Company payments to the Investment Plan ($2,772, $2,618 and $1,018 of which is vested) and (iv) Mr. Bethscheider, $3,918 and $4,260, respectively, Company payments to the Investment Plan ($2,351 and $2,556 of which is vested).

                Option Exercises and Value Table - Fiscal 1994

     Aggregated Option Exercises in Fiscal 1994, and FY-End Option Value

       (a)             (b)           (c)            (d)             (e)

                                                                 Value of Un-
                                                  Number of      exercised "In-
                                                 Unexercised       the-Money"
                                                   Holdings         Holdings
                     Holdings                    Options at FY-  Options at FY-
                     Shares         Value           End (#)          End ($)
                    Acquired on    Realized       Exercisable/     Exercisable/
     Name           Exercise (#)     ($)         Unexercisable    Unexercisable
                                                                       (A)
- -------------------------------------------------------------------------------
Eddie M. Lesok         -              -        7,091.8/28,367.2         -

N. Laurence Nagle      -              -        3,636.8/14,627.2         -

William H. Pavony      -              -              0/2,000            -

Daniel J. Gilmartin    -              -            848/3,392            -

Alan J. Bethscheider   -              -          1,275/5,100            -


- -----------------------

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

     The Company has agreed that if Mr. Bethscheider's employment is terminated upon a change of control of the Company, Mr. Bethscheider will be entitled to twelve months base salary. Mr. Bethscheider's current base salary is $150,000. The Company has agreed that if Mr. Pavony's employment is terminated (other than for cause) prior to December 31, 1995, Mr. Pavony will be entitled to receive the lesser of six months base salary or his base salary until he gains other employment. Mr. Pavony's current base salary is $200,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

     Holdings owns all of the Company's issued and outstanding shares of common stock. Holdings has pledged all such shares to secure the Company's obligations under its Senior Credit Agreement. See "Capital Structure". The mailing address of Holdings is 280 Park Avenue, 37th Floor, New York, New York 10017.

Holdings' Principal Stockholders

     Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 1, 1995, there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following tables set forth as of January 1, 1995 the number of such shares beneficially owned and the percentage of such shares of the total issued and outstanding shares of Class D Stock and Class C Stock of Holdings owned (i) by each person or entity known to the Company to beneficially own five percent or more of the outstanding shares of such stock and (ii) by the directors and executive officers of the Company:

Class D Voting Stock:

                                                        Percent
                               Number of           Outstanding Shares of
                           Shares of Holdings'         Holdings'
                               Class D                  Class D
Name and Address              Voting Stock             Voting Stock
of Beneficial Owner       Beneficially Owned (1)   Beneficially Owned (1)
- -------------------       ----------------------   ----------------------

INVESTCORP S.A. (2)(3)             2,600                    52%
37 rue Notre-Dame
Luxemborg



CIP Limited (4)                    2,600                    52%
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Corporate Equity Limited (4)(5)      350                     7%
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Acquisition Equity Limited (4)(6)    350                     7%
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Funding Equity Limited (4)(7)        350                     7%
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Planning Equity Limited (4)(7)       350                     7%
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Elias N. Hallack (9)               1,200                    24%
Tile Capital Limited
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Nemir A. Kirdar (3)                1,200                    24%
Tile Equity Limited
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

Michael L. Merritt (10)            1,200                    24%
Tile International Limited
P. O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands, B.W.I.

- ---------------------------

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


Class C Non-Voting Stock:

                               Number of           Outstanding Shares of
                           Shares of Holdings'         Holdings'
                               Class C                  Class C
Name and Address           Non-Voting Stock          Non-Voting Stock
of Beneficial Owner       Beneficially Owned (1)   Beneficially Owned (1)
- -------------------       ----------------------   ----------------------

All directors and executive
officers of the Company as a
group (15 persons)                 66,357              25.2%


Eddie M. Lesok
c/o Color Tile, Inc.
515 Houston Street
Fort Worth, TX  76102              38,198              14.5%


N. Laurence Nagle
c/o Color Tile, Inc.
515 Houston Street
Fort Worth, TX  76102              18,729              7.1%


Daniel J. Gilmartin
c/o Color Tile, Inc.
515 Houston Street
Fort Worth, TX  76102                848               0.3%


Alan J. Bethscheider
c/o Color Tile, Inc.
515 Houston Street
Fort Worth, TX  76102                850               0.3%

- ---------------------------

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

     In connection with the 1989 Merger, the Company has an agreement for management advisory and consulting services with Investcorp International, Inc. ("International") pursuant to which the Company has agreed to pay International $500,000 per annum for a five-year term, extended in January 1995 for an additional five years.

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

     In April 1995 affiliates of Investcorp S.A., which indirectly has the power to vote a majority of the outstanding voting shares of Holdings, have agreed to provide up to $15,000,000 of financing to the Company. Such financing will be provided on commercially reasonable terms and will be available for one year, unless there is an earlier default.

     During 1994, the Company paid the Investment Plan aggregate rentals of approximately $3,177,000 with respect to 43 properties leased to the Company by the Investment Plan. During 1993 and 1992, the Company paid the Investment Plan aggregate rentals of approximately $3,460,000 with respect to 44 properties and approximately $3,085,000 with respect to 43 properties, respectively. These leases were originally between the Company and third parties and reflect arm'slength terms.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of reports:

        1.  Financial Statements included under Item 8:

    See Index to Consolidated Financial Statements included on page F-1.

        2.  Financial Statement Schedules filed herewith:

   See Index to Consolidated Financial Statements Schedule included on page F-1.

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

    3(a) Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Registration Statement (No. 33-13428) on Form S-1 filed by the Company on April 14, 1987 (the "Registration Statement") and incorporated herein by reference)

    3(b) Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 4(f) to the Company's Current Report on Form 8-K dated December 28, 1989 (the "December 28, 1989 Form 8-K") and incorporated herein by reference)

    3(c) Amended and Restated Bylaws of the Company(filed as Exhibit 3(b) to the Registration Statement and incorporated herein by reference)

    3(d) Certificate of Amendment of Certificate of Incorporation of the Company (filed as Exhibit 3(d) to the Company's Current Report on Form 10-K dated March 28, 1991 and incorporated herein by reference)

    3(e) Certificate of Designations, Preferences, and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof for the Registrant's Series A Senior Increasing Rate Preferred Stock (filed as Exhibit 4.1 to the Company's current report on Form 8-K dated August 28, 1992 (the "August 28, 1992 Form 8-K") and incorporated herein by reference)

    3(f) Certificate of Designations, Preferences, and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof for the Registrant's Series B Senior Increasing Rate Preferred Stock (filed as Exhibit 4.2 to the August 28, 1992 Form 8-K and incorporated herein by reference)

    3(g) Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as Exhibit 4.5 to the August 28, 1992 Form 8-K and incorporated herein by reference)

    4(a) Securities Purchase Agreement, dated as of October 20, 1986, among GFICT and each of the Purchasers referred to therein (filed as Exhibit 4(a) to the Registration Statement and incorporated herein by reference)

    4(b) Registration Rights Agreement, dated as of October 20, 1986, among GFICT and each of the Purchasers referred to therein relating to the Securities (filed as Exhibit 4(b) to the Registration Statement and incorporated herein by reference)

    4(c) Specimen Certificate of the Company's Senior Preferred Stock (filed as Exhibit 4(m) to the Registration Statement and incorporated herein by reference)

    4(d) Agreement, dated as of December 28, 1989, among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc., Knoll International Holdings, Inc. and NEAC, INC. (filed as Exhibit 4(f) to the December 28, 1989 Form 8-K)

    4(e) Securities Purchase Agreement by and among the Registrant and each of the Purchasers referred to therein, dated as of August 13, 1992 (filed as Exhibit 4.3 to the August 28, 1992 Form 8-K)

    4(f) Exchange and Registration Rights Agreement by and among the Registrant and each of the Purchasers referred to therein, dated as of August 13, 1992 (filed as Exhibit 4(m) to the August 28, 1992 Form 8-K)

    4(g) Form of Indenture for Color Tile, Inc. 10-3/4% Senior Notes Due 2001 (filed as exhibit 4(g) to the Company's Form S-1 Registration Statement filed November, 1993 and incorporated herein by reference).

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

    10(k) Indenture of Mortgage and Deed of Trust, dated January 1, 1981, from Cleveland to TCB, as Trustee, relating to the 10%
                 Industrial   Development   Revenue  Bonds  (Color  Tile,   Inc.
                 Project), Series A, due January 15, 2001 (the "Cleveland Bonds") (filed as Exhibit 10(k) to the Registration Statement and incorporated herein by reference)

    10(l) Guarantee and Indemnification Agreement, dated January 1, 1981, between the Company and TCB, as Trustee, relating to the Cleveland Bonds (filed as Exhibit 10(l) to the Registration Statement and incorporated herein by reference)

    10(m) Lease Agreement, dated October 1, 1981, between City of West Chicago ("West Chicago") and the Company (filed as Exhibit 10(m) to the Registration Statement and incorporated herein by reference)

    10(n) Indenture of Mortgage and Deed of Trust, dated October 1, 1981, from West Chicago to TCB and Albert V. O'Neal, as Trustees, relating to the 9.80% Indenture Development Revenue Bonds (Color Tile, Inc. Project), Series A, due 1983-1997 (the "West Chicago Bonds") (filed as Exhibit 10(n) to the Registration Statement and incorporated herein by reference)

    10(o) Guarantee and Indemnification Agreement, dated October 1, 1981, between the Company and TCB, as Trustee, relating to the West Chicago Bonds (filed as Exhibit 10(o) to the Registration Statement and incorporated herein by reference)

    *10(p) Profit Sharing Plan(filed as Exhibit 10(r) to the Registration Statement and incorporated herein by reference)

    10(q) Agreement of Merger, dated as of October 16, 1989, among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc. , Knoll International Holdings, Inc. and NEAC, INC. (filed as
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and incorporated by reference)

    10(r) Amendment to Agreement of Merger, dated as of December 17, 1989 among Color Tile Holdings, Inc., CT Acquisition Corp., Color Tile, Inc., Knoll International Holdings, Inc. and NEAC, INC. (filed as Exhibit 2(b) to the December 28, 1989 Form 8-K and incorporated herein by reference)

    *10(s) Amendment to Employment Agreement dated January 3, 1994, between the Company and Eddie M. Lesok (filed as Exhibit 10(s) to the January 2, 1994 Form 10-k and incorporated by reference)

    *10(t) Amendment to Employment Agreement dated January 3, 1994, between the Company and N. Laurence Nagle (filed as Exhibit 10
                 (10)to the January 2, 1994 Form 10-k incorporated by reference)

    10(u) Agreement for Management Advisory and Consulting Services between INVESTCORP International Inc. and CT Acquisition Corp. dated December 22, 1989 (filed as Exhibit 10(aa) to the December 31, 1989 Form 10-K and incorporated herein by reference)

    10(v) Credit Agreement dated as of November 27, 1991, as amended through April 2, 1992, among the Company, the lenders party thereto and Manufacturers Hanover Trust Company as agent (filed as Exhibit 10(ff) to the December 29, 1991 Form 10-K and incorporated herein by reference)

    10(x) Amendment, Acknowledgement and Consent, dated July 30, 1992, among the Registrant, Chemical Bank, as agent, and certain banks listed therein, amending certain provisions of the Credit Agreement, dated as of November 27, 1991 as amended through April 2, 1992, and the Senior Subordinated Loan Agreement, dated as of November 27, 1991 as amended through April 2, 1992 (each of which were previously filed as Exhibits 10(ff) and 10
                 (gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991) (filed as Exhibit 28.1 to the August 28, 1992 Form 8-K)

    10(y) Amendment No. 3, dated as of November 1, 1993, to the Credit Agreement, dated as of November 27, 1991, as amended April 2, 1992, among the Company, the lenders party thereto and Chemical Bank as agent (filed an Exhibit 10(r) to Registration Statement (No. 33-50599) filed by the Company on October 14, 1993 and incorporated herein by reference).

    10(z) Amendment No. 4, dated as of September 12,1994, to Credit Agreement, dated as of November 27, 1991, as amended, among the Company, the lenders party there to and Chemical Bank as agent (filed as Exhibit 10(z) to the Registrants Quarterly Report on Form 10-Q for the Quarter ended October 2, 1994 and incorporated herein by reference).

    10(aa) Form of Letter Agreement between the Company and INVESTCORP S.A. dated April __, 1995.

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

                                 COLOR TILE, INC.


                                 By: /s/ EDDIE M. LESOK




                                     Eddie M. Lesok, Chief Executive
Officer
DATED:  April 17, 1995

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the date indicated.


/s/ EDDIE M. LESOK
Eddie M. Lesok, Chairman of the Board,  April 17, 1995
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ N. LAURENCE NAGLE
N. Laurence Nagle, Director             April 17, 1995


/s/ WILLIAM H. PAVONY
William H. Pavony                       April 17, 1995
(Principal Financial and Accounting Officer)


/s/ E. GARRETT BEWKES
E. Garrett Bewkes, Director             April 17, 1995


/s/ WALTER F. LOEB
Walter F. Loeb, Director                April 17, 1995

                             COLOR TILE, INC.
                        Annual Report on Form 10-K
                        Year Ended January 1, 1995

                              EXHIBITS INDEX
                                                               Sequentially
Exhibit                                                          Numbered
  No.                      Description                            Page

      Report of Independent Accountants

      Consolidated Financial Statements:

         Consolidated Balance Sheet as of January 1, 1995 and
            and January 2, 1994
         Consolidated  Statement of  Operations  for the years ended  January 1,
            1995, January 2, 1994, and January 3, 1993
         Consolidated Statement of Common Stockholder's Equity (Deficiency) for the years ended January 1, 1995, January 2, 1994 and January 3, 1993,
         Consolidated  Statement  of Cash Flows for the years  ended  January 1,
            1995, January 2, 1994 and January 3, 1993
         Notes to Consolidated Financial Statements

      Financial Statement Schedule:

         Schedule II -                  Valuation and Qualifying Accounts

                                                             Exhibit 10(aa)




                              INVESTCORP S.A.
                             37 rue Notre-Dame
                                Luxembourg




Color Tile, Inc.
515 Houston Street
Fort Worth, Texas 76102

Gentlemen:

         You have requested that INVESTCORP S.A. ("Investcorp") or one or more of its affiliates arrange for certain financing facilities to be made available to Color Tile, Inc. ("Color Tile"). Investcorp hereby confirms its commitment to provide, or to arrange for the provision of, one or more financing facilities (individually a "Facility" and collectively the "Facilities") in an aggregate amount not to exceed $15,000,000 and for a term not in excess of one year.

         You and we will promptly agree upon the form of, and thereupon prepare the necessary legal documentation, containing commercially reasonable terms, for, each Facility to be provided. The closing of each such Facility would be subject to receipt of any third party consents that must be obtained by Color Tile in connection with entering into and implementing such Facility.

         By execution of this letter, you agree (i) to pay when billed all out-of-pocket expenses (including, without limitation, fees and expenses of counsel) incurred by Investcorp and its affiliates in connection with this letter and the transactions contemplated hereby and (ii) to indemnify Investcorp and its affiliates and each of their respective employees and agents for any expense, claim or liability to which they may become subject in connection with this letter or the transactions contemplated hereby.

         This letter shall be governed by and construed in accordance with the laws of the State of New York.

         If this letter is acceptable to you, please sign in the space provided below.

                                        Sincerely,

                                        INVESTCORP S.A.

                                        ----------------------------
                                        By:



Accepted and Agreed

_______________, 1995


COLOR TILE, INC.


By:

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE


                                                            Page

Report of Independent Accountants                           F - 2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of January 1, 1995 and
       January 2, 1994                                      F - 3

     Consolidated Statement of Operations for the years
       ended January 1, 1995, January 2, 1994 and
       January 3, 1993                                      F - 4

     Consolidated Statement of Common Stockholder's Equity (Deficiency) for the years ended January 1, 1995, January 2, 1994 and January 3, 1993 F - 5

     Consolidated Statement of Cash Flows for the years
       ended January 1, 1995, January 2, 1994 and
       January 3, 1993                                      F - 6

     Notes to Consolidated Financial Statements             F - 7

Consolidated  Financial  Statement Schedule for the years ended January 1, 1995,
  January 2, 1994, and January 3, 1993:

     Schedule II -Valuation and Qualifying Accounts         S - 1

                     REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Color Tile, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Color Tile, Inc. listed on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Tile, Inc. as of January 1, 1995 and January 2, 1994 and the consolidated results of its operations and cash flows for each of the three years in the period ended January 1, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

/s/ COOPERS & LYBRAND L.L.P.
Fort Worth, Texas
April 17, 1995

                                                COLOR TILE, INC.
                                            Consolidated Balance Sheet
                                        January 1, 1995 and January 2, 1994
                                   (Amounts in Thousands, except share amounts)

                                                      ASSETS

                                                    January 1,        January 2,
                                                       1995             1994
                                                    ----------        ----------

Current Assets:
  Cash and cash equivalents                        $     630          $   4,522
  Accounts and notes receivable, net of
    allowance for bad debts of $753 and $369          16,032             13,860
  Inventories                                         87,394             83,552
  Deferred income taxes                                                   1,078
  Other current assets                                 6,362              5,072
                                                   ---------          ---------
    Total Current Assets                             110,418            108,084
                                                   ---------          ---------
Property, plant and equipment, net                   121,667            119,993

Goodwill, net                                        264,159            269,824
Other intangible assets, net                          39,787             40,696
Deferred financing costs, net                          5,757              6,464
Deferred income taxes                                                    13,078
Other assets                                           8,310              7,204
                                                  ----------           --------
    Total Assets                                  $  550,098           $565,343
                                                  ==========           ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt               $    5,817          $   5,790
  Accounts payable                                    61,269             60,941
  Accrued expenses and other current liabilities      36,045             36,981
                                                  ----------          ---------
    Total Current Liabilities                        103,131            103,712


  Long-term debt                                     386,717            347,567
  Other noncurrent liabilities                         6,055              5,488
                                                  ----------          ---------
    Total Liabilities                                495,903            456,767
                                                  ----------          ---------
Commitments and contingencies (Notes 8and 10)

Redeemable preferred stock, $94,183
  liquidation value at January 1, 1995                90,943             86,838

Common Stockholder's Equity (Deficiency):
  Common stock, $.01 par value, 1,000,000
    shares authorized, 101 shares issued and
    outstanding
  Additional paid-in capital                          93,060            105,230
  Accumulated deficit                               (129,808)           (83,492)
                                                   ----------         ----------
 Total Common Stockholder's Equity (Deficiency)      (36,748)            21,738
                                                   ----------         ----------
 Total Liabilities and Stockholders' Equity        $ 550,098          $ 565,343
                                                   ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              COLOR TILE, INC.
                     Consolidated Statement of Operations
             for the years ended January 1, 1995, January 2, 1994
                            and January 3, 1993
                          (Amounts in Thousands)


                                  January 1,        January 2,       January 3,
                                    1995              1994             1993
                                 -----------       -----------       ----------

Systemwide sales  (Note 1)       $  700,349        $  568,314        $ 586,007
                                 ===========       ===========       ==========

Net sales                        $  673,528        $  555,127        $ 580,385


Costs and expenses:
 Cost of sales                      391,996           309,528          311,368
 Selling, general and
   administrative                   215,530           191,451          208,796
 Depreciation and amortization       28,696            25,546           28,683
 Special charges                     29,600                             30,000
                                 -----------       -----------       ----------
   Total costs and expenses         665,822           526,525          578,847
                                 -----------       -----------       ----------

     Operating income                 7,706            28,602            1,538

Gain (loss) on disposal of
  a line of business                 (2,500)           (9,500)           4,007
Interest expense (net of interest
 income of $485, $163 and $102)     (36,634)          (20,380)         (25,697)
                                 -----------       -----------       ----------
   Loss before income taxes
      and extraordinary item        (31,428)           (1,278)         (20,152)

Provision for income taxes           14,888               641            1,240
                                 -----------       -----------       ----------
   Loss before extraordinary item   (46,316)           (1,919)         (21,392)

Extraordinary loss on early
 extinguishment of debt, net of tax                   (12,603)            (601)
                                 -----------       -----------       ----------
Net loss                           $(46,316)         $(14,522)        $(21,993)
                                 ===========       ===========       ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                  COLOR TILE, INC.
         Consolidated Statement of Common Stockholder's Equity (Deficiency) for the years ended January 1, 1995, January 2, 1994 and January 3, 1993
                  (Amounts in Thousands, except share amounts)


                                                                              Total
                                                                             Common
                                                  Additional     Accumu-   Stockholder's
                                    Common Stock   Paid-in        lated       Equity
                                  Shares   Amount  Capital      Deficit    (Deficiency)
                                  ------   ------  -------    ----------  -------------

Balance, December 29, 1991           101            $123,746     $(45,805)       $77,941

Senior Cumulative Preferred Stock
 dividends, declared and undeclared                  (2,923)                     (2,923)
Accretion of difference between
 redemption value and proceeds of
 Senior Cumulative Preferred Stock                      (79)                        (79)
Senior Increasing Rate Preferred Stock
 dividends, declared and undeclared                  (3,078)                     (3,078)
Accretion of difference between
 redemption value and proceeds of
 Senior Increasing Rate Preferred Stock                (144)                       (144)
Cumulative translation adjustment                                  (935)           (935)
Net loss                                                        (21,993)        (21,993)
                                  ------           ---------   ---------     ----------
Balance, January 3, 1993            101             117,522     (68,733)         48,789

Senior Cumulative Preferred Stock
 dividends, declared and undeclared                  (2,892)                     (2,892)
Accretion of difference between
 redemption value and proceeds of
 Senior Cumulative Preferred Stock                      (80)                        (80)
Senior Increasing Rate Preferred Stock
 dividends, declared and undeclared                  (8,953)                     (8,953)
Accretion of difference between
 redemption value and proceeds of
 Senior Increasing Rate Preferred Stock                (367)                       (367)
Cumulative translation adjustment                                 (237)            (237)
Net loss                                                       (14,522)         (14,522)
                                 -------           ---------  ---------      -----------
Balance, January 2, 1994            101             105,230    (83,492)          21,738

Senior Cumulative Preferred Stock
 dividends, declared and undeclared                  (2,982)                     (2,892)
Accretion of difference between
 redemption value and proceeds of
 Senior Cumulative Preferred Stock                      (80)                        (80)
Senior Increasing Rate Preferred Stock
 dividends, declared and undeclared                   (8,828)                    (8,828)
Accretion of difference between
 redemption value and proceeds of
 Senior Increasing Rate Preferred Stock                 (370)                      (370)
Net loss                                                       (46,316)         (46,316)
                                 -------           ---------- ----------     -----------
Balance, January 1, 1995            101              $93,060  $(129,808)       $(36,748)
                                 =======           ========== ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             COLOR TILE, INC.
         Consolidated  Statement of Cash Flows for the years ended
                     January 1, 1995, January 2, 1994
                            and January 3, 1993
                           (Amounts in Thousands)

                                        January 1,     January 2,     January 3,
                                          1995           1994           1993
                                        ---------      ----------    ----------
Cash flows from operating activities:
 Net loss                               $(46,316)      $(14,522)      $(21,993)
                                        ---------      ---------      ---------
 Adjustments to reconcile net loss
  to cash provided by (used in)
  operating activities:
   Depreciation and amortization          29,512         27,011         30,177
   Deferred income taxes                  14,156
   Extraordinary loss on early
    extinguishment of debt                               12,603            910
   Special charges                        29,600                        30,000
   Loss (gain) on disposal of
    a line of business                     2,500          8,189         (4,327)
   Increase in accounts receivable        (2,172)          (420)        (5,731)
   Increase in inventories                (9,205)       (11,773)        (1,813)
   (Decrease) increase in
     other current assets                 (1,290)           742         (2,206)
   (Increase) decrease in
     other assets                         (3,413)       (12,534)         3,467
   Increase in accounts payable              328         11,904          1,179
   Decrease in accrued expenses          (16,979)        (7,017)        (7,407)
   Increase (decrease) in layaways
     and deposits                            870           (448)           213
   Decrease in other liabilities            (969)        (5,032)        (8,457)
                                        ---------       --------       --------
          Total adjustments               42,938         23,225         36,005
                                        ---------       --------       --------
   Cash (used in) provided by
     operating activities                 (3,378)         8,703         14,012
                                        ---------       --------       --------
Cash flows from investing activities:
  Purchases of property, plant
    and equipment                        (19,488)       (14,031)       (13,938)
  Proceeds from sale of assets             2,528          2,051         14,015
  Acquisition, net of cash acquired                     (74,934)
  Other investing activities              (8,190)        (5,362)        (4,065)
                                        ---------       --------       --------
   Cash used in investing activities     (25,150)       (92,276)        (3,988)
                                        ---------       --------       --------

Cash flows from financing activities:
  Borrowings under revolving line
   of credit                             193,650        212,250        241,414
  Payments on revolving line of credit  (183,650)      (216,950)      (231,845)
  Borrowings under term loan facility     29,000
  Payments on long-term debt              (6,299)       (99,518)       (20,295)
  Borrowings to fund repurchase of debt                                 63,436
  Issuance of 10 3/4% Senior Notes                      200,000
  Issuance of Senior Increasing
   Rate Preferred Stock                                                 51,038
  Dividends paid on Senior Increasing
   Rate Preferred Stock                   (8,065)        (7,450)        (1,224)
  Repurchase of debt                                                  (111,958)
                                        ---------      ---------      ---------
    Cash provided by (used in)
     financing activities                 24,636         88,332         (9,434)
                                        ---------      ---------      ---------
Effect of exchange rate differences
  on cash equivalents                                      (237)          (663)
                                        ---------      ---------      ---------
(Decrease) increase in cash and
  cash equivalents                        (3,892)         4,522            (73)

Cash and cash equivalents at
  beginning of period                      4,522              0             73
                                        ---------      ---------      ---------
Cash and cash equivalents at
  end of period                         $    630         $4,522           $  0
                                        =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                            COLOR TILE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Amounts in Thousands, except share amounts)

1.   Summary of Significant Accounting Policies:

     Basis of Presentation

     Color Tile, Inc. ("Color Tile") has been a wholly-owned subsidiary of Color Tile Holdings, Inc. ("Holdings"), an affiliate of INVESTCORP, S.A. ("Investcorp"), since Holdings' acquisition of all outstanding common stock of Color Tile, Inc. on December 28, 1989 (the "1989 Merger").

     On December 17, 1993, Color Tile, Inc. through its wholly-owned subsid iary, American Blind and Wallpaper Factory, Inc. ("ABWF"), acquired the operating assets (the "ABF Assets") of American Blind Factory, Inc.,
     ("ABF") (see note 2 - Acquisitions) from ABF Acquisition Corp. ("ABF Acquisition "), a Delaware corporation and affiliate of Investcorp (see note 15 - Transactions with Related Parties). ABF Acquisition acquired the ABF Assets and assumed certain liabilities in connection therewith on November 4, 1993 to facilitate the acquisition of such assets by Color Tile, Inc. pending the receipt of proceeds from the consummation of the $200 million 10 3/4% Senior Notes (the "Senior Notes") offering (the "Senior Notes Offering"). For financial reporting purposes, the results of operations of ABWF are combined with the operating results of Color Tile, Inc., and its subsidiaries (collectively, the "Company") from the effective date of the acquisition of the ABF Assets by ABF Acquisition, November 1, 1993.

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

     Accounting Period

     The fiscal year of the Company ends on the Sunday nearest to December 31. All references herein to "1994", "1993"and "1992" mean the 52 week or 53 week fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993, respectively. The year ended January 3, 1993 was comprised of 53 weeks. The years ended January 1, 1995 and January 2, 1994 were each comprised of 52 weeks.

     Inventories

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

     Goodwill and Other Intangible Assets

     Goodwill  and  other  intangible  assets  are  amortized   primarily  on  a
     straight-line basis over the estimated useful lives of the assets or the terms of the leases. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets by considering factors such as expected future operating income, current operating results, and other economic factors. Management believes no impairment exists at January 1, 1995.

     Software Development Costs

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

     Systemwide Sales

     Systemwide sales (unaudited) include retail sales of all Company Stores, sales of ABWF since the date of acquisition, retail sales of all Franchised Stores, franchise fees and royalties and sales of manufactured products to outside third parties.

     Franchise Revenue Recognition

     The initial franchise fees ($25) are recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Franchise royalty fees and advertising contributions are recognized as income based on a percentage of franchise sales. Sales of merchandise to franchisees are recognized as sales when shipped to the franchisee.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

     Reclassification

     Certain balances for the years ended January 2, 1994 and January 3, 1993 have been reclassified to conform to the presentation adopted for the year ended January 1, 1995. These reclassifications did not result in a change in net loss or common stockholder's equity (deficiency).

2.   Acquisitions:

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

     The acquisition was accounted for as a purchase and the results of operations of ABWF have been included in the accompanying consolidated financial statements since November 1, 1993, the effective date of the acquisition of the ABF Assets by ABF Acquisition (see note 15 - Transac tions with Related Parties).

     The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The allocation resulted in goodwill of approximately $102 million, which is being amortized over 40 years.

     The following unaudited proforma results of operations assumes the acquisition of the ABF Assets occurred at the beginning of 1993 and 1992 after including the impact of certain adjustments, including amortization of intangibles, increased interest expense on the acquisition debt, elimination of prior owner's executive compensation and the related income tax effect of such elimination. These proforma results are prepared for informational purposes only and are not necessarily indicative of future results of operations, nor the historical results of operations that would have occurred had the acquisition been consummated as of the assumed dates.


                                                          1993                      1992
                                                       ----------                ---------
                                                                     (unaudited)
         Net sales                                       $624,241                 $644,469
         Gross profit                                     260,990                  285,121
         Loss before
           extraordinary item                             (5,132)                  (25,091)
         Net loss                                        (17,735)                  (25,692)

3.   Inventories:

     Inventories at January 1, 1995 and January 2, 1994 are summarized as follows:

                                                            1994                        1993
                                                          -------                     -------
         Finished goods                                   $85,176                     $81,381
         Work in progress                                     563                         656
         Raw materials                                      1,655                       1,515
                                                          -------                     -------
         Total inventories                                $87,394                     $83,552
                                                          =======                     =======

4.   Property, Plant and Equipment:

     Property, plant and equipment and estimated useful lives at January 1, 1995 and January 2, 1994 consist of the following:

                                                               Life                       1994                  1993
                                                            -----------                 ---------             ----------
         Land                                                                           $ 26,785              $ 26,790
         Buildings                                            35 years                    26,004                26,007
         Assets under capital leases                         3-35 years                   59,605                53,934
         Leasehold improvements                              5-10 years                   35,432                29,253
         Fixtures and equipment                              2-15 years                   53,693                48,153
         Construction in progress                                                          4,283                 1,621
                                                                                        ---------             ---------
                                                                                         205,802               185,758
         Less: accumulated depreciation                                                  (84,135)              (65,765)
                                                                                        ---------             ---------
         Total property, plant and equipment                                            $121,667              $119,993
                                                                                        =========             =========

Depreciation  expense was  $17,547,  $15,626 and $17,336 for 1994,  1993 and
    1992, respectively.

5.  Goodwill and Other Intangible Assets:

    Goodwill and other intangible assets and related amortization periods at January 1, 1995 and January 2, 1994 consist of the following:

                                                           Amortization Period             1994                  1993
                                                           -------------------          -----------            ----------
        Goodwill                                               40 years                  $ 291,225              $289,668
             Less: accumulated amortization                                                (27,066)              (19,844)
                                                                                        -----------            ----------
             Goodwill, net                                                                 264,159               269,824

        Other intangible assets
             Favorable operating leases and lease options       Lease term                  40,511                44,316
             Other                                              5 - 40 years                32,633                29,868
                                                                                         ---------             ---------
                                                                                            73,144                74,184
             Less: accumulated amortization                                                (33,357)              (33,488)
                                                                                         ----------            ----------
             Other intangible assets, net                                                   39,787                40,696
                                                                                         ----------            ----------
        Total goodwill and other intangible assets                                        $303,946              $310,520
                                                                                         ==========            ==========

    Amortization expense was $11,149, $9,332 and $11,347 for 1994, 1993 and 1992, respectively.

6.  Accrued Expenses and Other Current Liabilities:

    Accrued expenses and other current liabilities at January 1, 1995 and January 2, 1994:

                                                                                     1994                 1993
                                                                                  ----------           ----------
        Employee compensation                                                       $5,089                $4,867
        Accrued payroll, property and sales tax                                      4,604                 4,757
        Accrued interest                                                             2,099                 1,111
        Other accrued expenses                                                      17,375                20,238
        Layaways and deposits                                                        6,878                 6,008
                                                                                  ----------           ----------
        Total accrued expenses and other current liabilities                       $36,045               $36,981
                                                                                  ==========           ==========

7.  Long-term Debt:

    Long-term debt at January 1, 1995 and January 2, 1994 consists of the following:

                                                                                   1994                  1993
                                                                                 ---------             ---------
        10 3/4% Senior notes                                                     $200,000              $200,000
        Term loan                                                                  75,000                46,000
        Revolving line of credit                                                   90,600                80,600
        Mortgage loans on real estate                                               2,800                 3,447
        Obligations under capital leases                                           24,134                23,310
                                                                                 ---------             ---------
        Total long-term debt                                                      392,534               353,357
        Less:  Current portion                                                     (5,817)               (5,790)
                                                                                 ---------             ---------
                                                                                 $386,717              $347,567
                                                                                 =========             =========

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

    The Company has a Senior Credit Agreement with a group of commercial banks and other institutional investors which provides for a $75,000 term loan facility, originally $150,000, due in varying amounts through 1998 and a $100,000 revolving line of credit facility expiring in 1998. The term loan facility was used to repurchase certain outstanding debt securities and for payment of fees and expenses related to the repurchase of those debt securities. The entire $100,000 revolving line of credit can be used to fund working capital requirements. The Senior Credit Agreement contains certain covenants that may affect the operations of the Company. These covenants, among other things, restrict, subject to certain limitations, the Company's ability to incur additional indebtedness or issue redeemable preferred stock, enter into transactions with affiliates, make payments in respect of its capital stock, make capital expenditures, sell assets and purchase subordinated debt. At January 1, 1995, in accordance with these covenants, the Company was restricted from paying dividends on its common stock. Such covenants also require the Company to maintain certain financial ratios.

    Trade and certain standby letters of credit, which amounted to $3,414 at January 1, 1995, reduce the amounts available for additional borrowings and letters of credit under the revolving line of credit by a like amount. At January 1, 1995, the Company had approximately $6,000 available under the revolving line of credit facility for additional working capital borrowings.

    The outstanding borrowings under the Senior Credit Agreement accrue interest at the higher of the bank's announced reference rate (8.50% at January 1, 1995) or 1/2% above the federal funds rate, in each case plus 1 1/2%. Outstanding borrowings can be converted to Eurodollar loans which accrue interest at LIBOR plus 2 3/4%. In accordance with terms of the Senior Credit Agreement, certain borrowings have been converted to Eurodollar loans which accrued interest at rates from 8.57% to 9.19% at January 1, 1995. Commercial letter of credit fees are 3/4% of the stated amount and standby letter of credit fees are 2 1/2% per annum. In addition, the Company is required to pay commitment fees of 1/2% per annum on available lines of credit. The Company paid commitment fees of approximately $70 and $106 for the years ended January 1, 1995 and January 2, 1994, respectively. The Senior Credit Agreement, which expires on December 31, 1998, is collateralized by substantially all of the assets of the Company.

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

    As of September 13, 1994, the Company entered into an amendment to its Senior Credit Agreement, which provided for additional borrowings under the term loan facility up to a total of $75,000. On October 4, 1994, the Company borrowed an additional $29,000 under the term loan portion of the Senior Credit Agreement, the proceeds of which were utilized to provide additional working capital for the business.

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

    During 1992 and 1991, the Company repurchased all of the aggregate outstanding principal amount of the 12 3/8% Senior Notes, 13% Senior Subordinated Notes and 13 3/4% Subordinated Debentures with proceeds from the Company's term loan, line of credit facility and the proceeds of the private placement of the Class B, Series A Senior Increasing Rate Preferred Stock in August 1992. In conjunction with these early extinguishments of debt, the Company recorded a pre-tax loss of $910 in 1992, which after an income tax benefit of $309 was recorded as an extraordinary item in the consolidated statement of operations.

    Mortgage loans on real estate have interest rates ranging from 9.25% to 9.75% and are payable monthly in arrears.

    Future minimum payments of long-term debt are as follows:

        1995                               $   5,817
        1996                                  19,156
        1997                                  21,050
        1998                                 137,546
        1999                                   1,849
        Thereafter                           207,116
                                            --------
                                            $392,534
                                            ========

8.  Capital and Other Leases:

    Retail operations of Company Stores are conducted in 694 leased and 134 owned facilities. Under the lease agreements for leased facilities, initial terms normally range from ten to twenty-five years, most of which include renewal options. Leases are generally triple net and provide that the Company will pay real estate taxes, insurance, common area maintenance and other operating costs in addition to specified rental amounts. Certain leases contain rental escalation provisions and/or contingent rentals based on gross sales over a specified threshold.

    The building portion of minimum rentals which meet the criteria of capital leases is capitalized, and the related assets and obligations are recorded using the rate implicit in the lease. The asset is amortized on a straight-line basis over the lesser of the useful life of the building or the lease term.

    Assets under capital leases at January 1, 1995 and January 2, 1994 consist of the following:

                                                                              1994                       1993
                                                                           ---------                  ---------
        Buildings (manufacturing and distribution facilities)              $   5,612                  $   5,612
        Buildings (retail stores)                                             40,010                     37,470
        Fixtures and equipment                                                13,983                     10,852
                                                                           ----------                 ----------
                                                                              59,605                     53,934
        Less: accumulated amortization                                       (32,041)                   (25,564)
                                                                           ----------                 ----------
                                                                              $27,564                    $28,370
                                                                           ==========                 ==========

    Certain other noncancellable leases and the land portion of the minimum rentals under building capital leases are accounted for as operating leases. Total rental expense was as follows:

                                                                    1994                        1993
                                                                 ---------                   ---------
        Minimum rentals                                           $30,694                     $29,906
        Contingent rentals                                            775                         696
        Less: sublease rentals                                     (9,111)                     (7,315)
                                                                 ---------                   ---------
                                                                  $22,358                     $23,287
                                                                 =========                   =========

    Minimum rental commitments are summarized as follows:

                                                                 Capital                   Operating
                                                                  Leases                    Leases
                                                                ---------                 ---------
        1995                                                      $7,374                   $30,733
        1996                                                       6,073                    29,295
        1997                                                       5,088                    26,454
        1998                                                       3,194                    23,889
        1999                                                       2,602                    19,902
        Thereafter                                                10,202                    70,749
                                                                ---------                 --------
        Total minimum lease payments                              34,533                  $201,022
        Less: amount representing interest                       (10,399)                 ========
                                                                ---------
                                                                 $24,134
                                                                =========

    Minimum payments for capital and operating leases have not been reduced by minimum sublease rentals of approximately $3,305 for capital leases and $38,012 for operating leases which are due in the future under noncancellable subleases.

    In addition, minimum payments do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts or future rental increases as periodically determined.


9.  Income Taxes:

    The Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes," effective December 30, 1990. Subsequently, the Company recognized a deferred income tax asset of $14,156. In connection with the adoption of SFAS 109, the Company established a valuation allowance which amounted to $35,323 against its deferred tax asset, as of January 2, 1994.

    During 1994, the Company reevaluated the potential for realization of the Company's deferred income tax assets. As a result, the Company increased the valuation allowance against those assets to $58,665, which reduced the net deferred income tax asset to zero. The increase in the valuation allowance was recorded through a charge to expense of $14,156. The increase in the valuation allowance reflects the Company's assessment that ongoing operating losses have jeopardized the realization of deferred income tax assets.

    The Company has been included in the consolidated federal income tax return of its parent company, Holdings, beginning with the income tax return filed of 1990. Income taxes are presented by the Company as if it filed a separate federal income tax return.

    The provision for income taxes consists of the following:

                                                                           1994           1993           1992
        Current:                                                          ------         ------         ------
          Federal                                                                                        $544
          State                                                            $732           $660            574
          Foreign                                                                          (19)           122
                                                                        --------         ------         ------
          Provision for income taxes                                        732            641          1,240
          Provision for current taxes included in extraordinary item                                     (309)
                                                                        --------         ------         ------
                                                                            732            641            931
        Deferred:
          Federal                                                        14,156
                                                                        --------         ------         ------
        Provision for income taxes                                      $14,888           $641           $931
                                                                        ========         ======         ======

    The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                                         1994                    1993                  1992
                                                     ---------                 -------              --------
        Tax (benefit) at federal statutory rates     $(11,000)                $(4,858)              $(6,850)
        Extraordinary item                                                                             (309)
        State income taxes, net of federal tax
            benefit                                       484                     429                   379
        Foreign income taxes                                                      (19)                  122
        Amortization of goodwill                        1,791                   1,791                 1,406
        Alternative minimum tax                                                                         235
        Valuation allowance                            23,342                   3,437                 1,287
        Other                                             271                    (139)                4,661
                                                     ---------                 -------              --------
        Provision for income taxes                    $14,888                  $  641                $  931
                                                     =========                 =======              ========

     The components of the net deferred income tax asset recognized as of January 1, 1995 and January 2, 1994 are as follows:

                                                       1994             1993
       Deferred tax liability:                     -----------       ----------
            Depreciation                              $(4,389)         $(3,928)
       Deferred tax asset:                         -----------       ----------
            Tax net operating loss carry forward       43,010           37,121
            Other, net                                 20,044           16,286
                                                   -----------        ---------
                                                       63,054           53,407

               Deferred tax asset, net                 58,665           49,479

               Valuation allowance                    (58,665)         (35,323)
                                                   -----------        ---------
            Net deferred income tax asset             $  -0-           $14,156
                                                   ===========        =========

     As a result of an ownership change, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that occurred with respect to the Company on May 14, 1990, the Company's ability to utilize approxi mately $57,579 of its net operating loss carryforwards for tax purposes is limited to $4,977 per year. No limitation is currently required by Section 382 with respect to $65,307 of the Company's net operating loss carryforwards.

    As of January 1, 1995, the Company has net operating loss carryforwards of approximately $122,886 and $91,422 for federal income tax and alternative minimum tax purposes, respectively. These carryforwards will expire from 2001 through 2006. Subsequently recognized tax benefits of the valuation allowance will reduce goodwill in the amount of $6,001.

10. Commitments and Contingencies:

    There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

    The Company has a long-term purchase commitment for wood flooring between the Company and the purchaser of the Wood Plant. This agreement provides for the Company, subject to certain exceptions and a minimum annual purchase requirement, to purchase virtually all of its requirements for hardwood flooring from the purchaser of the Wood Plant through May 1998. The purchase prices for such products are subject to negotiation annually. In May 1994, the Company completed such negotiations for the 1994 contract year. Due to significant increased raw material costs passed through from the supplier, the Company anticipates that the minimum purchase levels required by this agreement will require the Company to sell these products at prices which will yield lower margins than historically achieved to avoid the buildup of significant inventory levels (in excess of prevailing market requirements) during the remaining term of the agreement. The Company recorded a write-down for inventory to be purchased under this agreement in the third quarter of 1994 (See Note 12. Special Charges). This write-down was the result of the impact of purchasing the minimum levels of inventory which exceeded the Company's inventory needs under existing market conditions. The Company recently obtained a concession in the minimum purchase commitments under this agreement from its suppliers.

11. Redeemable Preferred Stock:

    Redeemable preferred stock at January 1, 1995 and January 2, 1994 is comprised of the following:


                                                     1994              1993
        Class B, Series A Senior Increasing       ---------         ---------
           Rate Preferred Stock, $58,333
           liquidation value at January 1, 1995    $55,439           $54,306
        Senior Cumulative Preferred Stock,
             $35,850 liquidation value
             at January 1, 1995                     35,504            32,532
                                                  ---------         ---------
        Redeemable preferred stock                 $90,943           $86,838
                                                  =========         =========

    The Company had 2,200,000 shares of Class B, Series A Senior Increasing Rate Preferred stock, $1 par value, $25 liquidation value (the "Series A Shares") issued and outstanding at January 1, 1995 and January 2, 1994. The Series A Shares provide for the payment of cumulative quarterly cash dividends equal to $.8125 per share at issuance.

    The quarterly dividend which applied to the quarter that commenced on October 15, 1993 was equal to $.875 per Series A Share. This quarterly dividend increased by $.03125 per share over the previously prevailing quarterly dividend on each January 15 and July 15, commencing with the quarterly dividend payable for the quarter beginning on January 15, 1994 up to $.9375 per share beginning July 15, 1994. The quarterly dividend will increase up to a maximum quarterly dividend of $1.0625 per share. Quarterly dividends payable in excess of $.9375 per share may, at the option of the Company, be paid to holders of the shares in whole or in part by the issuance of additional shares at the rate of one additional share for each $25.00 of such dividends not paid in cash. The difference between the ultimate redemption value and the initial carrying value is being accreted over the redemption period.

    The Series A Shares are subject to mandatory redemption at $25.00 per share, plus accrued but unpaid dividends on January 15, 2003. The Series A Shares may be redeemed, in whole or in part, on or after July 15, 1993 at prices beginning at $25.25 on January 15, 1993 and increasing to $26.00 per share on July 15, 1995 and then subsequently declining to $25.00 at July 15, 1998 and thereafter. As of January 1, 1995 and January 2, 1994, the carrying amount of the Series A Shares has been increased $4,120 and $3,357, respectively, for undeclared and unpaid cash dividends.

    The Company had 200,000 shares of Senior Cumulative Preferred Stock, $1 par value, $100 liquidation value issued and outstanding at January 1, 1995 and January 2, 1994. From July 15, 1989 through January 15, 1995, the Senior Cumulative Preferred Stock provides for the accrual, on a quarterly basis, of cumulative dividends in the form of additional shares of Senior Cumulative Preferred Stock at the annual rate of .1450 shares per share of Senior Cumulative Preferred Stock payable January 15, 1995. Such accrued dividends do not compound additional dividends. Commencing January 15, 1995, the Senior Cumulative Preferred Stock provides for cumulative dividends at the annual rate of 14.50% per share payable quarterly after January 15, 1995. Dividends which are due and unpaid accrue additional dividends, compounding on a quarterly basis, at the rate of $14.50 per share per annum. The difference between the ultimate redemption value and the initial carrying value is being accreted over the redemption period.

    The Senior Cumulative Preferred Stock is subject to mandatory redemption in an amount equal to 50% of the outstanding shares on October 15, 1998 and the remaining 50% of such outstanding shares on October 15, 1999. Certain features of the Senior Cumulative Preferred Stock were modified in connection with the 1989 Merger. As of January 1, 1995 and January 2, 1994, the carrying amounts of the Senior Cumulative Preferred Stock have been increased by approximately $15,851 and $12,962, respectively, representing cumulative dividends not currently declared or paid, but which are payable under the mandatory redemption features.

12. Special Charges:

    During the third quarter of fiscal 1994, following a detailed study of its operations, the Company recorded a write-down for the impairment of certain intangible assets and property, plant and equipment based upon discounted cash flows, established provisions for future cash outflows for store closures and conversions and provided for a write-down on an unfavorable long term inventory purchase commitment and certain discontinued minor product categories. These write-downs and provisions, which aggregated $29,600 and are reflected as Special Charges in the Consolidated Statement of Operations, consist of:

               Impairment of Assets                     $14,500
               Unfavorable Purchase Commitment/
                 product writedowns                       9,700
               Store closures and conversions             5,400
                                                        -------
                                                        $29,600
                                                        =======

    At January 1, 1995, approximately $9,000 of these provisions remained.

    The Company has a wood inventory purchase agreement which requires the Company to purchase minimum levels of inventory through May 1998 (See Note
    10. Commitments and Contingencies). The impact of purchasing the minimum levels of inventory, which exceed the

    Company's inventory needs under prevailing market conditions has resulted, and is anticipated to continue to result, in excess inventory levels.

    Based on these circumstances and other provisions in the wood purchase agreement, the Company initially recorded a write-down of $7,500 at the end of the third quarter for inventory to be purchased under the contract and an additional charge estimated at $2,100 for inventory in certain minor product categories to be discontinued. Based on subsequent analysis, the provision for the unfavorable purchase commitment has been reduced to $4,400 and $5,300 has been identified as applicable to the discontinued product categories.

    During the fourth quarter of fiscal 1992, following a detailed study of its operations, the Company recorded a write-down of certain property, plant, equipment and intangible assets, and established provisions for restructur ing of operations, store closures and conversion of certain stores to Franchised Stores. These write-downs and provisions aggregated $30,000 and are reflected as a Special Charge in the Consolidated Statement of Operations.

13. Gain (Loss) on Disposal of a Line of Business:

    Effective October 3, 1993, the Company elected to dispose of its wholly owned Canadian subsidiary, Factory Carpet, which operated 37 retail stores in Canada (including 8 franchised stores). On May 20, 1994, the Company sold the Canadian operations. In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651 in the third quarter of 1993 and an additional estimated loss on sale of $2,500 in the second quarter of 1994. Factory Carpet's operations have been eliminated from the individual line items of the 1993 Consolidated Statement of Operations and the pre-tax loss of this line has been included on a one-line basis in the loss on disposal of a line of business as follows:


                                                         1994                   1993
                                                       --------               --------
        Net sales                                                             $23,661

        Operating loss                                                           (849)
        Estimated loss on disposal                      ($2,500)               (8,651)
                                                       ---------              --------
        Loss on disposal of a line of business          ($2,500)              $(9,500)
                                                       =========              ========

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

14. Supplemental Cash Flow Information:

                                                      1994      1993      1992
                                                    -------    -------   -------
     Supplemental disclosure of cash flow information:
        Interest paid                               $35,315    $18,192   $28,320
        Income taxes paid                              $689       $444    $1,281
     Non-cash investing and financing
        activities:
        Capital lease obligation incurred
          for property, plant and equipment          $7,044     $2,096    $3,400
        Senior Increasing Rate Preferred Stock
          unpaid dividends                             $763     $1,503    $1,854
        Senior Cumulative Preferred Stock
          dividends in kind                          $2,892     $2,895    $2,923

15. Transactions With Related Parties:

    On October 5, 1993, ABF Acquisition, an affiliate of Investcorp, entered into an agreement (the "ABF Acquisition Agreement") to acquire the ABF Assets and assume certain liabilities in connection therewith. ABF Acquisition agreed to acquire the ABF Assets to facilitate the acquisition of such assets by the Company pending (i) the receipt of proceeds from the Senior Notes Offering, (ii) the execution of an amendment to the Senior Credit Agreement permitting, among other things, the acquisition of the ABF Assets, and (iii) the receipt of certain required governmental consents. The ABF Acquisition Agreement provided for the acquisition of the ABF Assets and certain related entities in exchange for the assumption of certain specified liabilities and the payment of a purchase price of approximately $73,000 net of the anticipated effect of certain adjustments pursuant to the ABF Acquisition Agreement. In connection with such acquisition, affiliates of Investcorp received approximately $4,300 from ABF Acquisition in respect of a bridge loan commitment, a guarantee of the bridge loan provided by Chemical Bank to finance the acquisition of the ABF Assets by ABF Acquisition and the payment of fees for merger advisory services. A portion of the fees payable to affiliates of Investcorp was intended to compensate such affiliates for committing to provide additional funds in the event that the Company was unable to consummate the acquisi tion of the ABF Assets as described below.

    The Company entered into an option (the "Option Agreement") to acquire the ABF Assets and assume the liabilities associated therewith from ABF Acquisition at a price of approximately $80,000, including fees and expenses of $6,500, which reflects the same price paid by ABF Acquisition for the ABF Assets, adjusted to reflect amounts payable to certain Investcorp affiliates, as described above, and the reimbursement of transaction costs incurred in connection with such acquisition. The Company exercised its rights under the Option Agreement and acquired the ABF Assets contemporaneously with the completion of the Senior Notes Offering on December 17, 1993.

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

    The Company paid Investcorp International, Inc. $500 for management fees during each of the fiscal years 1994, 1993 and 1992.

    The Color Tile Employees Investment Plan ("Investment Plan"), which is under the direct control of Company management, owns 43 properties leased by the Company. During 1994, 1993 and 1992 the Company paid approximately $3,177, $3,460 and $3,085, respectively, in rentals to the Investment Plan for these properties.

16. Employee Benefit Plans:

    The Investment Plan is a defined contribution plan open to all employees upon completing certain periods of service with the Company. This plan requires the Company to make contributions to the plan equal to a certain percentage of the employee's contribution rate during the year. The Company's contributions to the Investment Plan were $912, $829 and $846, respectively, for 1994, 1993 and 1992.

    Under the Color Tile Family Security Plan ("Family Security Plan"), salaried and certain other employees who have three years of service with the Company are eligible to become participants in the Family Security Plan. The Family Security Plan provides that in the event of the death of a participant who is an employee, who is on authorized leave of absence or who is under an approved disability, the participant's beneficiary will receive approximately one-half the participant's Family Security Plan salary on a monthly basis for a defined period of time. The Company provides a noncontributory benefit for a period of 10 years; employees may also obtain, on a contributory basis, the same benefit until the employee would have attained age 65. The Family Security Plan is administered through a Voluntary Employees' Beneficiary Association ("VEBA") qualified under
    Section 501(c)(9) of the Internal Revenue Code of 1986. The Family Security Plan is funded by life insurance owned by the VEBA. A partici pant's Family Security Plan salary approximates the total compensation paid to the participant by the Company during the plan year.

    Officers and director employees participate in the Family Security Plan on the same terms as other employees. For 1994, 1993 and 1992 the Company contributed $236, $261 and $228, respectively, to the Family Security Plan.

17.  Supplemental Selected Quarterly Financial Data (Unaudited):

       Unaudited summarized financial data by quarter for 1994 and 1993 was as follows:

                                                Quarter Ended
                              ------------------------------------------------------
    Year ended
January 1, 1995               April 3        July 2         October 2      January 1
- ---------------               --------       --------       ---------      ---------
Net Sales                     $166,532       $169,388       $168,440       $169,168
Cost of sales                   96,630         98,486         98,488         98,392
Selling, general and
 administrative expenses        52,068         53,641         52,666         57,155
Depreciation and
 amortization                    6,910          7,071          7,360          7,355
Special charge                       -              -         29,600              -
                              ---------      ---------      ---------      ---------
Operating income (loss)         10,924         10,190        (19,674)         6,266
Loss on disposal of a line
 of business                       -           (2,500)
Interest expense, net           (8,755)        (8,518)        (8,916)       (10,445)
Income taxes                      (166)          (176)          (168)       (14,378)
                              ---------      ---------      ---------      ---------
  Net income (loss)           $  2,003       $ (1,004)      $(28,758)      $(18,557)
                              =========      =========      =========      =========

                                              Quarter Ended
                              ------------------------------------------------------
    Year ended
January 2, 1994               April 4        July 3         October 3      January 2
- ----------------              --------       -------        ---------      ---------
Net Sales                     $134,680       $131,596       $135,287       $153,564
Cost of sales                   71,566         72,636         74,430         90,896
Selling, general and
 administrative expenses        47,585         46,610         48,065         49,191
Depreciation and
 amortization                    6,126          5,930          5,979          7,511
                              --------       --------       ---------       --------
Operating income                 9,403          6,420          6,813          5,966
Loss on disposal of a line
 of business                      (346)          (434)        (8,720)
Interest expense, net           (4,855)        (4,818)        (4,740)        (5,967)
Income taxes                      (300)          (223)          (101)           (17)
Extraordinary loss on early
  extinguishment of debt, net                                               (12,603)
                              ---------      ---------     ----------      ---------
  Net income (loss)           $  3,902       $    945      $  (6,748)      $(12,621)
                              =========      =========     ==========      =========

  In conjunction with the recognition of the loss on the disposal of the Canadian operations, the sales, costs and related expenses of Factory Carpet's operations have been excluded from the individual line items of the 1993 Selected Quarterly Financial data and the operating losses of this line of business have been included on a one-line basis in the loss on disposal of a line of business for each quarter of 1994 and 1993 (see note 13 - Gain (Loss) on Disposal of a Line of Business).

18.  Fair Value of Financial Instruments.

  For certain of the Company's financial instruments (including, cash, accounts and notes receivable, accounts payable and other accrued liabilities) the carrying value approximates fair value due to their short maturity. Long term floating rate loans are carried at amounts that approximate fair value.

  At March 21, 1995, the fair value of the Senior Notes, excluding accrued interest, was determined to be $164,000 based on quoted prices for the issue. The estimated fair value for the Company's remaining long-term debt approximates the carrying value based on cash flows and book values.

  At January 1, 1995, the fair value of the Series A Shares was determined to be $57,200, based on quoted prices for the issue, excluding accrued, but undeclared dividends. The estimated fair value, including accrued, but undeclared dividends, of the Senior Cumulative Preferred Stock approximates the carrying amounts based upon discounted cash flows and book values.

  The estimated fair values may not be representative of actual values of financial instruments that could have been realized as of year end or that will be realized in the future.

                                                                    SCHEDULE II

                                COLOR TILE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)

                                        Balance at       Charged to       Charged to                       Balance at
                                        Beginning         Cost and          Other                            End of
                                        of Period         Expense          Accounts        Deductions        Period
                                        ---------        -----------       ---------       ----------       ---------

     Valuation accounts deducted
     from asset account to
     which it applies:

     Allowance for doubtful
     accounts

      Year ended January 1, 1995        $   369             $   774(a)      $   -0-          $  (390)(b)      $    753
                                        =======             ========        =======          ========         ========

      Year ended January 2, 1994        $   415             $   103(a)      $   -0-          $  (149)(b)      $    369
                                        =======             ========        =======          ========         ========

      Year ended January 3, 1993        $   305             $   389(a)      $   -0-          $  (279)(b)      $    415
                                        =======             ========        =======          ========         ========

     Deferred tax asset
      valuation allowance


      Year ended January 1, 1995        $35,323             $14,156         $ 9,186(c)       $   -0-          $ 58,665
                                        =======             ========        =======          ========         ========

      Year ended January 2, 1994        $31,886             $   -0-         $ 3,437(c)       $   -0-          $ 35,323
                                        =======             ========        =======          ========         ========

      Year ended January 3, 1993        $30,599             $   -0-         $ 1,287(c)       $   -0-          $ 31,886
                                        =======             ========        =======          ========         ========

      (a)  Additions charged to bad debt expense.
      (b)  Balances written-off, net of recoveries.
      (c)  Valuation allowance charged to deferred tax asset.

                                                                    EXHIBIT 22





                          SUBSIDIARIES OF THE COMPANY




            Name                                    Incorporation

American Blind and Wallpaper Factory, Inc.           Delaware

Color Tile Franchising, Inc.                         Delaware

Color Tile Manufacturing, Inc.                       Texas

C. Tile Transportation, Inc.                         Texas

CT Financial, Inc.                                   Massachusetts

Second CT Financial, Inc.                            Massachusetts