Form 10-Q
period 1995-04-02
COLOR TILE INC
filed 1995-05-18
CIK 276780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                          -----------------------------
                                   FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

                         Commission file number 0-8777
                                                ------
                                COLOR TILE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              75-1606185
- - --------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

                  515 Houston Street, Fort Worth, Texas 76102
                  -------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (817) 870-9400
                                 --------------
              (Registrant`s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

     All of the common stock of the  registrant is held by Color Tile  Holdings,
Inc.,  a  Delaware  corporation.   The  number  of  shares  outstanding  of  the
registrant's common stock, $.01 par value, as of May 1, 1995 was 101.


                          Exhibit Index is on Page 11

                                COLOR TILE, INC.
                               Table of Contents


PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

        Item 1 - Financial Statements                                      3

        Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial Condition             9

PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Fo11 8-K                         11




                                COLOR TILE, INC.
                      Condensed Consolidated Balance Sheet
                       April 2, 1995 and January 1, 1995
                  (Amounts in Thousands, except share amounts)
                                  (Unaudited)

                                     ASSETS
                                                        April,2       January 1,
                                                          1995           1995
                                                      ----------      ----------
Current Assets:
  Cash and cash equivalents                            $    444        $    630
  Accounts and notes receivable, net of
    allowance for bad debts of $788 and $753             18,352          16,032
  Inventories                                            91,392          87,394
  Other current assets                                   11,153           6,362
                                                      ---------        --------
    Total Current Assets                                121,341         110,418
                                                      ---------        --------

Property, plant and equipment, net                       122,763        121,667

Goodwill, net                                            262,356        264,159
Other intangible assets, net                              38,964         39,787
Deferred financing costs, net                              5,545          5,757
Other assets                                               9,066          8,310
                                                        --------       --------
    Total Assets                                        $560,038       $550,098
                                                        ========       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Current portion of long-term debt                    $  9,359       $   5,817
  Accounts payable                                       61,163          61,269
  Employee compensation                                   3,485           5,089
  Accrued interest                                        7,531           2,099
  Accrued expenses                                       22,216          21,979
  Customer deposits                                      13,234           6,878
                                                       --------        --------
    Total Current Liabilities                           116,988         103,131
                                                       --------        --------

  Long-term debt                                        386,438         386,717
  Other noncurrent liabilities                            5,993           6,055
                                                       --------        --------
    Total Liabilities                                   509,419         495,903

Commitments and contingencies (Note 4)

Redeemable preferred stock, $95,462
  liquidation value at April 2, 1995                     92,416          90,943

Common Stockholder's Deficiency:
  Common stock, $.01 par value, 1,000,000 shares
    authorized, 101 shares issued and outstanding
  Additional paid-in capital                             89,525          93,060
  Accumulated deficit                                  (131,322)       (129,808)
                                                      ---------       ---------

    Total Common Stockholder's Deficiency               (41,797)        (36,748)
                                                      ---------       ---------

    Total Liabilities and Stockholders' Equity         $560,038        $550,098
                                                      =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          COLOR TILE, INC.
         Condensed  Consolidated  Statement of Operations
      For the three months ended April 2, 1995 and April 3, 1994
                      (Amounts in Thousands)
                             (Unaudited)


                                                            Three Months Ended
                                                            ------------------
                                                            April 2,   April 3,
                                                              1995       1994
                                                            --------   --------

 Systemwide Sales                                           $172,272   $171,353
                                                            ========   ========

 Net Sales                                                  $166,354   $166,532

 Cost and expenses:
   Cost of sales                                              98,648     96,630
   Selling, general and administrative                        51,568     52,068
   Depreciation and amortization                               6,906      6,910
                                                            --------   --------

 Total costs and expenses                                    157,122    155,608
                                                            --------   --------

 Operating income                                              9,232     10,924

 Interest expense, net                                       (10,578)    (8,755)
                                                            --------   --------

 Income (loss) before income taxes                            (1,346)     2,169

 Provision for income taxes                                      168        166
                                                            --------   --------
        Net income (loss)                                   $ (1,514)  $  2,003
                                                            ========   ========













The accompanying notes are an integral part of the condensed consolidated financial statements.


                                COLOR TILE, INC.
       Condensed Consolidated  Statement of Common  Stockholder's  Deficiency
                  For the three months ended April 2, 1995
                  (Amounts in Thousands, except share amounts)
                                  (Unaudited)

                                                                  Additional                    Total Common
                                                  Common Stock     Paid-In      Accumulated     Stockholder's
                                                 Shares  Amount    Capital        Deficit         Deficit
                                                 ------  ------    -------        -------         -------
Balance, January 1, 1995                           101             $93,060      $(129,808)       $(36,748)

Senior Cumulative Preferred Stock
 dividends, declared and undeclared                                 (1,202)                        (1,202)

Accretion of difference between
 redemption value and proceeds of
 Senior Cumulative Preferred Stock                                     (21)                           (21)

Senior Increasing Rate Preferred
 Stock dividends, declared and
 undeclared                                                          (2,219)                         (2,219)

Accretion of difference between
 redemption value and proceeds of
 Senior Increasing Rate Preeds of
 Stock                                                                  (93)                            (93)

Net Loss                                                                           (1,514)           (1,514)
                                                 ------  ------     -------     ----------           -------


Balance, April 2, 1995                              101             $89,525     $(131,322)         $(41,797)
                                                 ======  ======     =======     ==========         =========         -------

















The accompanying notes are an integral part of the condensed consolidated financial statements.




                                COLOR TILE, INC.
                 Condensed  Consolidated  Statement  of Cash Flows
            For the three months months ended April 2, 1995 and April 3, 1994
                             (Amounts in Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                    -------------------------
                                                       April 2,     April 3,
                                                         1995         1994
                                                       --------     --------
         Cash Flows from operating activities:
          Net income (loss)                          $  (1,514)    $  2,003
                                                       --------     --------

          Adjustments to reconcile to cash
           provided by operating activities:
              Depreciation and amortization                7,115        7,113
              Increase in accounts and
                notes receivable                          (2,320)      (2,370)
              Increase in inventories                     (3,998)      (2,701)
              Increase in other current assets            (4,790)      (3,534)
              Increase in accounts payable
                 and accrued expenses                     10,314        7,268
              (Increase) decrease in other
                 assets and liabilities                     (131)         441
                                                        --------     --------
                       Total adjustments                   6,190        6,217
                                                        --------     --------
        Cash provided by operating activities              4,676        8,220

        Cash flows from investing activities:
          Purchases of property, plant and equipment      (3,622)      (5,459)
          Other investing activities                          20         (611)
                                                        --------     --------
              Cash used in investing activities           (3,602)      (6,070)
                                                        --------     --------

        Cash flows from financing activities:
         Borrowings under revolving line of credit        29,000       59,350
          Payments on revolving line of credit           (26,750)     (59,700)
          Payments on long-term debt                      (1,448)      (1,443)
          Dividends paid on Senior Increasing Rate
            Preferred Stock                               (2,062)      (1,986)
                                                        --------     --------
            Cash used in financing activities             (1,260)      (3,779)
                                                        --------     --------

         Decrease in cash and cash equivalents              (186)      (1,629)

         Cash and cash equivalents at beginning
           of period                                         630        4,522
                                                        --------     --------

         Cash and cash equivalents at end of period     $    444     $  2,893
                                                        ========     ========

        Supplemental  disclosure of cash flow information:  Cash paid during the year for:
                Interest                                $  4,937     $  3,030
                Income taxes                            $    353     $    184
         Non-cash investing and financing activities
             Capital lease obligations incurred for property
              plant and equipment                       $  2,461     $      0



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                COLOR TILE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                  (unaudited)

1. Basis of Presentation:

     Color Tile, Inc. ("Color Tile" or the "Company") is a wholly owned subsidiary of Color Tile Holdings, Inc. ("Holdings"). Reference is made to the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995. These financial statements and the related notes should be read in connection with such Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 2, 1995 and January 1, 1995 and its results of operations and cash flows for the three months ended April 2, 1995 and April 3, 1994. Information included in the Condensed Consolidated Balance Sheet as of January 1, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

     The results of operations for the three months ended April 2, 1995 may not be indicative of the results of operations for the full fiscal year ending December 31, 1995.

2. Systemwide Sales:

     Systemwide sales include retail sales of all Company stores, retail sales of all Franchise stores, sales of American Blind and Wallpaper Factory ("ABWF"), the Company's wholly-owned subsidiary, and sales of manufactured products to outside third parties.

3. Inventories:

    Inventories consisted of the following:

                                               April 2,               January 1,
                                                1995                     1995
                                             -----------              ----------

            Finished Goods                      $88,617                 $85,176
            Work in Progress                        895                     563
            Raw Materials                         1,880                   1,655
                                            -----------              ----------
                                                $91,392                 $87,394
                                            ===========              ==========


4. Commitments and Contingencies:

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

5. Advertising:

     ABWF adopted the AICPA's, Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs", effective for the three month period ended April 2, 1995 and subsequent periods. Pursuant to the provisions of SOP 93-7, the Company expenses the costs of advertising in the annual period in which those costs are incurred, except for direct response advertising of ABWF (e.g. magazine, newspapers and television advertisements containing ABWF's products), which is capitalized and amortized over its expected period of future benefits. These direct-response advertising costs are amortized over the period following publication of the advertisements during which future benefits of the specific advertising are to be recognized.

     For interim (quarterly) reporting purposes, the Company allocates its advertising costs among the interim periods on the basis of estimated future benefits of the advertising costs recognized in each of the periods.

6. Income Taxes:

     As a result of an ownership change, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that occurred with respect to the Company on May 14, 1990, the Company's ability to utilize approximately $57,579 of its net operating loss carryforwards for tax purposes is limited to $4,977 per year. No limitation currently is required by Section 382 with respect to $65,307 of the Company's net operating loss carryforwards.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Amounts in thousands)

Results of Operations

Three months ended April 2, 1995, compared to three months ended April 3, 1994.

     Net Sales. Net sales for the three months ended April 2, 1995, which were negatively impacted by increased interest rate pressures, lagging consumer confidence and weak sales of existing homes, decreased $178 or 0.1% to $166,354 compared to the prior year period. While net sales were essentially flat, there was (i) a 4.8% decrease in sales of Company owned retail stores open over one year and (ii) a 4.0% reduction in the number of Company owned retail stores operating within the chain the effects of which were largely offset by (i) a 4.5% increase in sales by ABWF, (ii) increased franchise royalties and (iii) a 17.2% increase in sales of merchandise to franchisees.

     At April 2, 1995, there were 840 retail stores in operation selling the Company's products, including 160 of which were operated by franchisees as compared to 804 retail stores in operation as of April 3, 1994, including 100 stores operated by franchisees.

     Cost of Sales. Cost of sales increased by $2,018 for the three months ended April 2, 1995 compared to the prior year period. Cost of sales, as a percentage of net sales, increased to 59.3% for the three months ended April 2, 1995 as compared to 58.0% for the prior year period. The increase in cost of sales resulted primarily from the sales mix shift described above, as higher margin sales of retail stores were replaced by lower margin sales of ABWF and increased sales of product to franchisees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.0% for the three months ended April 2, 1995 as compared to 31.3% for the prior year period due to continued emphasis on control of operating costs. Such expenses decreased in aggregate dollar amount by $500 for the three months ended April 2, 1995 from the prior year period primarily due to decreases in retail sales related commission-based payrolls which were partially offset by increased selling expenses at ABWF resulting from the introduction of that unit's carpet program.

     Interest Expense, Net. Interest expense, net, increased $1,823 for the three months ended April 2, 1995 as compared to the prior year period. The increased interest expense resulted from additional borrowings of $29,000 under the term loan portion of the Senior Credit Agreement during the fourth quarter 1994 and higher interest rates on total borrowings under the Company's Senior Credit Agreement.

     Pre-Tax Income (Loss). Pre-tax loss was $1,346 for the three months ended April 2, 1995 as compared to pre-tax income of $2,169 for the prior year period. The pre-tax loss resulted principally from the increase in interest expense of $1,823 and from the decrease in profit from Company stores due to lower sales during the period.

     Income Taxes. Income tax expense was $168 for the three months ended April 2, 1995 as compared to $166 for the prior year period.

     Net Income (Loss). Net loss for the three months ended April 2, 1995 was $1,514 as compared to net income of $2,003 in the prior year period. The net loss resulted principally from the increase in interest expense and the decrease in profit from Company owned retail stores due to lower sales during the period.

Liquidity and Capital Resources

     In September 1994, the Company entered into an amendment to its Senior Credit Agreement and , on October 4, 1994, the Company borrowed an additional $29,000 under the term loan portion of the Senior Credit Agreement, the proceeds of which were utilized to provide additional working capital for the business.

     At April 2, 1995, the Company had $167,850 in outstanding borrowings under the Senior Credit Agreement and the average fluctuating interest rate on such borrowings approximated 9.0% per annum. At May 1, 1995, the Company had approximately $3,250 of availability under the revolving line of credit portion of the Senior Credit Agreement.

     During the remainder of fiscal 1995, the Company's principal payments due under its outstanding long-term mortgage indebtedness and payments due under capitalized leases will aggregate approximately $4,375. The next mandatory principal payment under the term loan portion of the Senior Credit Agreement will be the quarterly payment of $3,526 due in March 1996. Interest payments of $10,750 on the Senior Notes are payable on each of the 15th of June and the 15th of December, 1995. Interest payments under the Senior Credit Agreement are generally due at the end of each calendar quarter and are anticipated to approximate $3,750 quarterly.

     Approximately $8,600 annually of cash dividends are scheduled to be paid quarterly on the Series A Shares during 1995 of which the Company paid $2,062 in January 1995. As of January 15, 1995, the Company's Redeemable Senior Preferred Stock began to accrue cash dividends of approximately $5,200 annually, scheduled to be payable quarterly. The Company did not pay the scheduled quarterly cash dividends on the preferred stock in April 1995 and does not intend to pay quarterly dividends on its preferred stock during the remainder of 1995. Failure of the Company to pay scheduled preferred stock dividends in 1995 would not cause a default or acceleration of any financial obligations of the Company. However, although the relevant terms of the two outstanding series of preferred stock differ somewhat, in general if six quarterly preferred stock dividends are not paid, the holders of the preferred stock will be entitled to elect an aggregate of up to four directors of the Company.

     Capital expenditures for the three months ended April 2, 1995 were $3,622 as compared to $5,459 for the prior year period. These capital expenditures were funded through cash flow from operations and the revolving credit portion of the Senior Credit Agreement. During the remainder of fiscal 1995, the Company anticipates total capital expenditures of approximately $12,800.

     As a result of working capital needs resulting primarily from growth of Franchised Stores in fiscal 1995, increased interest expense, expansion of the Company's Floors A Plenty super-store concept, which has the short term effect of reducing cash flow due to financing of initial inventory and initial operating losses, and lower operating results in the first quarter of 1995 as compared to the first quarter of 1994, the Company concluded that it would not have sufficient cash resources to cover required and planned cash outlays during the balance of fiscal 1995. To address this issue the Company has reduced its planned capital expenditures for fiscal 1995 compared to fiscal 1994 and, affiliates of Investcorp S.A., which indirectly has the power to vote a majority of the outstanding voting shares of Holdings (collectively, with its affiliates, "Investcorp"), have agreed to provide up to $15 million of financing to the Company. Such financing will be provided on commercially reasonable terms and will be available for one year, unless there is an earlier default. The specific arrangements have not been completed for this financing and no borrowings have been made. The Company anticipates completion of this arrangement and the availability of these funds during the second quarter of 1995.

     The Company believes that the proceeds of such financing, together with the anticipated cash flows from operations, the reduction in capital expenditures as compared to fiscal 1994 and borrowings under the Senior Credit Agreement, will provide the Company with sufficient working capital for its operational needs in fiscal

1995 and enable the Company to make all payments required or planned for fiscal 1995, except the payments of quarterly dividends on its preferred stock.

     The Company was in compliance with all covenants in the Senior Credit Agreement at April 2, 1995. However, the Company believes that it will not be in compliance with certain financial covenants, including trailing twelve months operating profit and dividend coverage covenants, in the Senior Credit Agreement as of the end of the second quarter of fiscal 1995. Such anticipated non-compliance would result primarily from covenants that become increasingly more restrictive over time in accordance with their terms, together with lower than anticipated operating profits and increased interest expense.

     The  Company  intends to seek relief  from the  covenants  under the Senior
Credit Agreement and believes that some measure of relief will be granted, especially in view of the financing being made available by Investcorp. The Company has initiated discussions with the agent bank under the Senior Credit Agreement regarding this issue; however, the Company has not finalized the details of the relief it will request and no assurance can be given that such relief, when requested, will be made available to the Company, or, if so, whether the terms and conditions thereof will be acceptable to the Company.

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


                                COLOR TILE, INC.
                                ----------------
                                (Registrant)


Date:
May 16, 1995                    /s/ WILLIAM H. PAVONY
                                ---------------------
                                William H. Pavony, Vice President
                                and Chief Financial Officer