Form 10-Q
period 1995-07-02
COLOR TILE INC
filed 1995-08-16
CIK 276780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                         ------------------------------
                                   FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 1995
                                        ------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 -----------    ----------

                         Commission file number 0-8777
                                                ------

                                COLOR TILE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               75-1606185
-------------------------------                             -------------------
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

     All of the common stock of the  registrant is held by Color Tile  Holdings,
Inc.,  a  Delaware  corporation.   The  number  of  shares  outstanding  of  the
registrant's common stock, $.01 par value, as of August 1, 1995 was 101.

                          Exhibit Index is on Page 13

                                COLOR TILE, INC.
                               Table of Contents


PART I - FINANCIAL INFORMATION                                   Page
                                                                 ----

Item 1 - Financial Statements                                      3

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition             9


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                         13

                                COLOR TILE, INC.
                      Condensed Consolidated Balance Sheet
                        July 2, 1995 and January 1, 1995
                  (Amounts in Thousands, except share amounts)
                                  (Unaudited)

                                     ASSETS
                                                       July 2,        January 1,
                                                        1995             1995
                                                     -----------     ----------

Current Assets:                                      $        0      $     630
 Cash and cash equivalents
 Accounts and notes receivable, net of
  allowance for bad debts of $1,280 and $753             17,327         16,032
 Inventories                                             91,226         87,394
 Other current assets                                    10,806          6,362
                                                     -----------     ----------
  Total Current Assets                                  119,359        110,418

Property, plant and equipment, net                      123,381        121,667

Goodwill, net                                           260,553        264,159
Other intangible assets, net                             40,169         39,787
Deferred financing costs, net                             5,339          5,757
Other assets                                              9,216          8,310
                                                     -----------     ----------
  Total Assets                                       $  558,017      $ 550,098
                                                     ===========     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

 Current portion of long-term debt                   $   27,885      $   5,817
 Accounts payable                                        62,831         61,269
 Employee compensation                                    3,965          5,089
 Accrued interest                                         2,594          2,099
 Accrued expenses                                        18,119         21,979
 Customer deposits                                        9,778          6,878
                                                     -----------     ----------
  Total Current Liabilities                             125,172        103,131
                                                     -----------     ----------
  Long-term debt                                        387,053        386,717
 Other noncurrent liabilities                             6,225          6,055
                                                     -----------     ----------
  Total Liabilities                                     518,450        495,903
                                                     -----------     ----------

Commitments and contingencies (Note 4)

Redeemable preferred stock, $98,967
 liquidation value at July 2, 1995                       96,119         90,943

Common Stockholder's Deficiency:
 Common stock, $.01 par value, 1,000,000 shares
  authorized, 101 shares issued and outstanding
 Additional paid-in capital                              85,821         93,060
 Accumulated deficit                                   (142,373)      (129,808)
                                                     -----------     ----------
   Total Common Stockholder's Deficiency                (56,552)       (36,748)
                                                     -----------     ----------
   Total Liabilities and Stockholders' Equity        $  558,017      $ 550,098
                                                     ===========     ==========





     The accompanying notes are an integral part of the condensed consolidated financial statements.


                                COLOR TILE, INC.
         Condensed  Consolidated  Statement of Operations  For the three months and six months ended July 2, 1995 and July 3, 1994
                             (Amounts in Thousands)
                                  (Unaudited)



                                               Three Months Ended             Six Months Ended
                                           -------------------------     --------------------------
                                             July 2,        July 3,        July 2,        July 3,
                                              1995           1994           1995           1994
                                           ----------     ----------     ----------     ----------
Systemwide Sales                           $ 173,933      $ 175,910      $ 346,206      $ 347,263
                                           ==========     ==========     ==========     ==========

Net Sales                                  $ 164,528      $ 169,388      $ 330,884      $ 335,920

Cost and expenses:
  Cost of sales                               99,653         98,486        198,301        195,116
  Selling, general and administrative         56,501         53,641        108,068        105,709
  Depreciation and amortization                7,142          7,071         14,048         13,981
                                           ----------     ----------     ----------     ----------

    Total costs and expenses                 163,296        159,198        320,417        314,806
                                           ----------     ----------     ----------     ----------

Operating income                               1,232         10,190         10,467         21,114

Loss on disposal of a line of business                       (2,500)                       (2,500)

Interest expense, net                        (12,104)        (8,518)       (22,682)       (17,273)
                                           ----------     ----------     ----------     ----------

Income (loss) before income taxes            (10,872)          (828)       (12,215)         1,341

Provision for income taxes                       183            176            350            342
                                           ----------     ----------     ----------     ----------

    Net income (loss)                      $ (11,055)     $  (1,004)     $ (12,565)     $     999
                                           ==========     ==========     ==========     ==========












The accompanying notes are an integral part of the condensed consolidated financial statements.


                                COLOR TILE, INC.
      Condensed Consolidated Statement of Common Stockholder's Deficiency
                     For the six months ended July 2, 1995
                  (Amounts in Thousands, except share amounts)
                                  (Unaudited)


                                                           Additional                    Total Common
                                          Common Stock      Paid-In      Accumulated    Stockholder's
                                        Shares    Amount    Capital        Deficit        Deficit
                                        ------    ------   ---------     -----------    -------------

Balance, January 1, 1995                  101              $ 93,060      $ (129,808)      $  (36,748)

Senior Cumulative Preferred Stock
 dividends, declared and undeclared                          (2,572)                          (2,572)

Accretion of difference between
 redemption value and proceeds of
 Senior Cumulative Preferred Stock                              (41)                             (41)

Senior Increasing Rate Preferred
 Stock dividends, declared and
 undeclared                                                  (4,439)                          (4,439)

Accretion of difference between
 redemption value and proceeds of
 Senior Increasing Rate Preferred
 Stock                                                         (187)                            (187)

Net Loss                                                                    (12,565)         (12,565)
                                        ------    ------   ---------     -----------    -------------

Balance, July 2, 1995                     101              $ 85,821      $ (142,373)      $  (56,552)
                                        ======    ======   =========     ===========    =============















The accompanying notes are an integral part of the condensed consolidated financial statements.


                                COLOR TILE, INC.
       Condensed  Consolidated  Statement  of Cash  Flows  For the six
               months ended July 2, 1995 and July 3, 1994
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                      -----------------------------
                                                                          July 2,         July 3,
                                                                           1995            1994
                                                                      --------------   -------------

Cash flows from operating activities:
 Net income (loss)                                                    $     (12,565)   $        999
                                                                      --------------   -------------
 Adjustments to reconcile to cash provided by operating activities:
   Depreciation and amortization                                             14,466          14,386
   Loss on disposal of a line of business                                                     2,500
   Increase in accounts and notes receivable                                 (1,295)         (1,446)
   Increase in inventories                                                   (3,832)        (10,494)
   Increase in other current assets                                          (4,444)         (4,094)
   (Decrease) increase in accounts payable and accrued expenses                 (27)          9,711
   Changes in other assets and liabilities                                   (1,883)           (331)
                                                                      --------------   -------------

       Total adjustments                                                      2,985          10,232
                                                                      --------------   -------------

   Cash (used in) provided by operating activities                           (9,580)         11,231
                                                                      --------------   -------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                  (6,434)        (11,191)
 Other investing activities                                                  (1,096)         (2,529)
                                                                      --------------   -------------

   Cash used in investing activities                                         (7,530)        (13,720)
                                                                      --------------   -------------

Cash flows from financing activities:
 Borrowings under revolving line of credit                                   66,000         138,700
 Payments on revolving line of credit                                       (59,550)       (132,000)
 Borrowings under subordinated debt                                          15,000
 Payments on long-term debt                                                  (2,908)         (2,722)
 Dividends paid on Senior Increasing Rate Preferred Stock                    (2,062)         (4,009)
                                                                      --------------   -------------

   Cash provided by (used in) financing activies                             16,480             (31)
                                                                      --------------   -------------

Decrease in cash and cash equivalents                                          (630)         (2,520)
                                                                      --------------   -------------

Cash and cash equivalents at beginning of period                                630           4,522
                                                                      --------------   -------------

Cash and cash equivalents at end of period                            $           0    $      2,002
                                                                      ==============   =============

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                         $      21,608    $     16,291
     Income taxes                                                     $         586    $        235

Non-cash investing and financing activities
   Capital lease obligations incurred for property
    plant and equipment                                               $       3,862    $        365


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 2, 1995 and January 1, 1995 and its results of operations for the three months and six months ended July 2, 1995 and July 3, 1994 and cash flows for the six months ended July 2, 1995 and July 3, 1994. Information included in the Condensed Consolidated Balance Sheet as of January 1, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

     The results of operations for the three months and six months ended July 2, 1995 may not be indicative of the results of operations for the full fiscal year ending December 31, 1995.

2.       Inventories:

     Inventories consisted of the following:

                                     July 2,           January 1,
                                      1995                1995
                                   ----------          ----------
Finished Goods                     $  88,834           $  85,176
Work in Progress                         904                 563
Raw Materials                          1,488               1,655
                                   ----------          ----------

                                     $91,226           $  87,394
                                   ==========          ==========

3.       Long-Term Debt:

     On May 19, 1995 and June 12, 1995, the Company entered into Credit Agreements (the "Investcorp Credit Agreements") with an affiliate of INVESTCORP, S.A., which indirectly has the power to vote a majority of the voting shares of Holdings. The Investcorp Credit Agreements provide for $15,000 in unsecured revolving credit facilities due in November 1995. Outstanding borrowings under these facilities accrue interest at 13% per annum. On July 2, 1995, $15,000 of borrowings were outstanding under these agreements.

     At July 2, 1995, the Company was not in compliance with the trailing 12 months operating profits and interest coverage covenants in the Senior Credit Agreement, which are measured quarterly. Such non-compliance resulted from the decline in operating results and increased interest expense as well as covenants that become more restrictive over time in accordance with their terms. The lenders have waived non-compliance with these covenants and certain non-financial covenants as of July 2, 1995. The Company does not envision satisfying the existing covenants as of the end of the third fiscal quarter (October 1, 1995) and anticipates that at the end of this fiscal year it will not be in compliance with the year end net worth covenant inthe Senior Credit Agreement. A default (other than for the failure to pay principal or interest) under the Senior Credit Agreement does not give rise to a default under the Senior Notes but would give rise to a default under certain of the Company's other financing facilities. (See "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operation and Financial Condition.)

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

6.       Advertising:

     ABWF adopted the AICPA's, Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs", effective for the three month period ended April 2, 1995 and subsequent periods. Pursuant to the provisions of SOP 93-7, the Company expenses the costs of advertising in the annual period in which those costs are incurred, except for direct response advertising of ABWF (e.g. magazine, newspaper and television advertisements containing ABWF's products), which is capitalized and amortized over its expected period of future benefits. These direct-response advertising costs are amortized over the period following publication of the advertisements during which future benefits of the specific advertising are to be recognized.

     For interim (quarterly) reporting purposes, the Company allocates its advertising costs among the interim periods on the basis of estimated future benefits of the advertising costs recognized in each of the periods.

7.       Loss on Disposal of a Line of Business

     On May 20,  1994 the Company  sold its wholly  owned  Canadian  subsidiary,
Factory Carpet, which operated 37 retail stores in Canada (including 8 franchised stores). In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651 in 1993 and an additional estimated loss on sale of $2,500 in the second quarter of 1994.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Amounts in thousands)

Results of Operations

Three months ended July 2, 1995, compared to three months ended July 3, 1994.

     Net Sales. Net sales for the three months ended July 2, 1995, which were negatively impacted by lagging consumer confidence and weak sales of existing homes, decreased $4,860 or 2.9% to $164,528 compared to the prior-year period. The decrease in net sales results from (i) a 4.8% decrease in sales of Company operated retail stores open over one year, (ii) a 4.5% reduction in the number of Company operated retail stores and (iii) a 5.6% decrease in sales by ABWF, the effects of which were partially offset by (i) increased franchise royalties and sales of merchandise to franchisees and (ii) sales generated at stores open less than one year.

     At July 2, 1995, there were 823 retail stores in operation selling the Company's products, including 146 stores operated by franchisees as compared to 814 retail stores in operation as of July 3, 1994, including 105 stores operated by franchisees.

     Cost of Sales. Cost of sales increased by $1,167 for the three months ended July 2, 1995 compared to the prior-year period as the Company commenced a program to eliminate underperforming merchandise from its ceramics, resilient and wood product lines and to reduce inventory levels over the course of the year. Reduced gross margins of approximately $700 were realized in the first month of this program, which commenced at the end of May. As a percentage of net sales, cost of sales increased to 60.6% for the three months ended July 2, 1995 as compared to 58.1% for the prior-year period. The increase in cost of sales as a percentage of sales resulted primarily from a continuing sales mix shift caused by (i) increased sales of carpet and related installation revenue and
(ii) a 36.4% increase in merchandise sales to franchisees as well as the above mentioned inventory reduction program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 34.3% for the three months ended July 2, 1995 as compared to 31.7% for the prior-year period. Such expenses increased in aggregate dollar amount by $2,860 from the prior-year period primarily due to (i) higher insurance costs resulting from increased medical and workers compensation claim activity, (ii) increased consulting costs incurred in conjunction with the initial costs of various strategic repositioning projects commenced during the quarter, (iii) increased costs incurred in closing unprofitable stores and (iv) the increased selling expenses at ABWF resulting from the introduction of the unit's carpet program.

     Interest Expense, Net. Interest expense, net, increased $3,586 for the three months ended July 2, 1995 as compared to the prior-year period. The increased interest expense resulted from additional borrowings of $29,000 under the term loan portion of the Senior Credit Agreement during the fourth quarter 1994, borrowings under the Investcorp Credit Agreements, higher interest rates on total borrowings under the Company's Senior Credit Agreement and interest incurred in conjunction with various sales promotions.

     Pre-Tax Income (Loss). Pre-tax loss was $10,872 for the three months ended July 2, 1995 as compared to a pre-tax loss of $828 for the prior-year period. The increased pre-tax loss resulted principally from the decrease in profit from Company stores and ABWF due to lower sales during the period, the $2,860 increase in selling, general and administrative expenses described above and the increase in interest expense of $3,586.

     Income Taxes. Income tax expense was $183 for the three months ended July 2, 1995 as compared to $176 for the prior-year period.

     Net Income (Loss). Net loss for the three months ended July 2, 1995 was $11,055 as compared to a net loss of $1,004 in the prior-year period. The net loss resulted principally from the decrease in operating income from Company-owned retail stores and ABWF due to lower sales during the period, increased selling, general and administrative expenses and the increase in interest expense.

Six months ended July 2, 1995, compared to six months ended July 3, 1994.

     Net Sales. Net sales for the six months ended July 2, 1995 decreased $5,036, or 1.5%, compared to the prior-year period. The decrease in sales resulted from (i) a 4.8% decrease in retail sales by Company stores open over one year, (ii) a 4.5% reduction in the number of Company-operated retail stores and (iii) lower sales by ABWF. This sales decline was partially offset by (i) increased sales of merchandise to Franchisees, (ii) sales from stores open less than one year, and (iii) increased franchise royalties. The Company believes that the U.S. floor coverings market declined throughout the first six months of 1995 as major home remodeling projects were deferred in response to weak existing home sales and low consumer confidence.

     At July 2, 1995,  there were 823 retail  stores in  operation  selling  the
Company's  line  of  products,   146  of  which  were  operated  by  franchisees
("Franchise Stores").

     Cost of Sales. Cost of sales increased by $3,185 for the six months ended July 2, 1995 as compared to the prior-year period. As a percentage of Net Sales, cost of sales increased to 59.9% for the six months ended July 2, 1995 as compared to 58.1% for the prior-year period. The increase in cost of sales as a percentage of sales resulted primarily from the ongoing sales mix shift caused by (i) increased sales of merchandise to franchisees, (ii) increased sales of carpet and related installation revenue and (iii) decreased sales of hard-surface flooring products. Gross margins were also negatively impacted by
(i)lower retail sales activity, (ii) decreased capacity utilization at the Company's manufacturing facilities and (iii) the inventory reduction program which commenced at the end of May.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of Net Sales to 32.6% for the six months ended July 2, 1995 as compared to 31.5% for the prior-year period. Such expenses increased in aggregate dollar amount by $2,359 for the six months ended July 2, 1995 as compared to the prior-year period due primarily to (i) higher insurance costs resulting from increased medical and workers compensation claims activity, (ii) increased consulting costs associated with the various strategic repositioning projects which commenced during the second quarter and
(iii) costs incurred in connection with the introduction of ABWF's carpet program.

     Interest Expense, Net. Interest expense, net, increased $5,409 for the six months ended July 2, 1995 as compared to the prior-year period. The increased interest expense resulted from additional borrowings of $29,000 under the term loan portion of the Senior Credit Agreement during the fourth quarter of 1994, borrowings under the Investcorp Credit Agreements, higher interest rates on total borrowings, and interest incurred in conjunction with various sales promotions.

     Pre-Tax Income (Loss). Pre-tax loss for the six months ended July 2, 1995 was $12,215 as compared to pre-tax income of $1,341 for the prior-year period. The increased pre-tax loss for the six months ended July 2, 1995 was due primarily to (i) lower retail sales by Company-operated stores and ABWF, (ii) increased cost of sales resulting from the continuing sales shift to lower margin product lines, (iii) increased selling, general and administrative expenses as described above and (iv) increased interest expense resulting from increased borrowing levels and higher interest rates on variable rate borrowings. Net Income for the six months ended July 3, 1994 included a $2,500 loss on disposal of the Company's Canadian operations.

     Income Taxes. Income tax expense was $350 for the six months ended July 2, 1995 as compared to $342 in the prior-year period.

     Net Income (Loss). Net loss was $12,565 for the six months ended July 2, 1995 as compared to net income of $999 in the comparable prior-year period. The decrease in net income from the comparable prior-year period resulted primarily from the decrease in operating income and the increase in interest expense of $5,409.


Liquidity and Capital Resources

As of July 2, 1995, the Company had outstanding debt of approximately $415,000 (including capitalized lease obligations and the current portion of long-term debt), preferred stock with a liquidation preference of approximately $99,000 and a common stockholder's deficiency of approximately $56,600. In order to provide the Company with sufficient liquidity to both finance its operations and pay its obligations with respect to borrowed money, Investcorp S.A., which indirectly has the power to vote a majority of the outstanding shares of Holdings (collectively, with its affiliates, "Investcorp"), has agreed to provide an additional $30,000 of equity to the Company by funding a $15,000 cash capital contribution by Holdings and contributing to the Company's equity the $15,000 of outstanding borrowings under the Investcorp Credit Agreements. Simultaneously therewith an unaffiliated party will lend $15,000 to the Company. The obligations of Investcorp and the third party to complete these transactions are subject to, among other things, a deferral in the commencement of mandatory principal payments under the Senior Credit Agreement (which will require the unanimous approval of all of the lenders under the Senior Credit Agreement), as well as to an amendment to the financial covenants contained in the Senior Credit Agreement for all periods through December 31, 1996 (which will require 51% approval). The Company expects these conditions to be satisfied and the cash infusion of $30,000 to be completed by August 31, 1995. There can be no assurance that these conditions will be satisfied. If for any reason these transactions are not completed, the Company does not believe it would have sufficient cash resources to both finance its operations and pay all of its interest obligations.

At July 2, 1995, the Company had $172,050 in outstanding borrowings under the Senior Credit Agreement and the average fluctuating interest rate on such borrowings approximated 9.0% per annum. As of August 16, 1995, the Company had fully drawn the $175,000 available under the Senior Credit Agreement.

At July 2, 1995, the Company was not in compliance with the trailing 12 months operating profits and interest coverage covenants in the Senior Credit Agreement, which are measured quarterly. Such non-compliance resulted from the decline in operating results and increased interest expense as well as covenants that become more restrictive over time in accordance with their terms. The lenders have waived non-compliance with these covenants and certain non-financial covenants as of July 2, 1995. The Company does not envision satisfying the existing covenants as of the end of the third fiscal quarter (October 1, 1995) and anticipates that at the end of this fiscal year it will not be in compliance with the year end net worth covenant in the Senior Credit Agreement. It is a condition to Investcorp's equity commitment and the $15,000 new loan commitment that the existing financial covenants be amended through December 31, 1996 to levels that the Company currently believes it will satisfy. A default (other than for the failure to pay principal or interest) under the Senior Credit Agreement does not give rise to a default under the Senior Notes but would give rise to a default under certain of the Company's other financing facilities.

In May and June 1995, the Company entered into the Investcorp Credit Agreements with an affiliate of Investcorp which provide for up to $15,000 of borrowings. At August 16, 1995, the Company had $15,000 in outstanding borrowings under the Investcorp Credit Agreements, which mature in November 1995 and bear interest at the rate of 13% per annum. As part of the proposed new equity investment by Investcorp, it will contribute to the capital of the Company the outstanding borrowings under the Investcorp Credit Agreements. Immediately following such contribution to capital, an unaffiliated third party will purchase from the Company for cash at par $15,000 of senior unsecured notes that rank pari passu with the Senior Notes and which mature on December 31, 1996, and bear interest at 10.75% per annum, payable quarterly. At the same time, Investcorp will invest through Holdings an additional $15,000 of cash in the equity of the Company.

During the remainder of fiscal 1995, the Company's principal payments due under its long-term mortgage indebtedness and payments due under capialized leases will aggregate approximately $2,937. Mandatory quarterly principal payments of $3,526 under the Senior Credit Agreement are scheduled to begin in March 1996; however, as a condition of Investcorp's equity commitment and the $15,000 new loan commitment, mandatory principal payments are to be deferred until 1997. Interest payments under the Senior Credit Agreement are generally due at the end of each calendar quarter and are anticipated to approximate $4,000 quarterly. An interest payment of $10,750 on the Senior Notes is payable on December 15, 1995.

Approximately $8,600 annually of cash dividends were scheduled to be paid quarterly on the Series A Shares during 1995 of which the Company paid $2,062 in January 1995. As of January 15, 1995, the Company's Redeemable Senior Preferred Stock began to accrue cash dividends of approximately $5,200 annually, scheduled to be payable quarterly. The Company did not pay the scheduled quarterly cash dividends on the preferred stock in April and July of 1995 and does not intend to pay dividends on its preferred stock for the foreseeable future. Failure of the Company to pay scheduled preferred stock dividends will not cause a default or acceleration of any financial obligations of the Company. However, although the relevant terms of the two outstanding series of preferred stock differ somewhat, in general if six quarterly preferred stock dividends are not paid, the holders of the preferred stock will be entitled to elect an aggregate of up to four directors of the Company. The Company currently has six directors and, if the preferred stockholders were to become entitled to elect four directors and assuming no change in the authorized number of directors, the directors elected by the preferred stockholders would hold four of the ten director positions.

Capital expenditures for the six months ended July 2, 1995 were $6,434 as compared to $11,191 for the prior year period. These capital expenditures were funded through borrowings under the revolving credit portion of the Senior Credit Agreement and the Investcorp Credit Agreements. During the remainder of fiscal 1995, the Company anticipates total capital expenditures of approximately $7,100. Capital expenditures for 1995 have been reduced significantly from the level contemplated at the beginning of the year in view of the decline in operating results.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

          10(bb) Credit Agreement between Color Tile, Inc., as borrower, and INVIFIN, S.A., as lender, $5,000,000, dated as of May 19, 1995

          10(cc) Credit Agreement between Color Tile, Inc., as borrower, and INVIFIN, S.A., as lender, $10,000,000, dated as of June 12, 1995

         (b)     Reports on Form 8-K
                 None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COLOR TILE, INC. (Registrant)


Date:
August 16, 1995                                /s/ WILLIAM H. PAVONY
                                              ----------------------------------
                                               William H. Pavony, Vice President
                                                     and Chief Financial Officer