Form 10-Q
period 1995-10-01
COLOR TILE INC
filed 1995-11-15
CIK 276780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                          ----------------------------
                                    FORM 10-Q


(mark one)

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 1, 1995

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                          Commission file number 0-8777 COLOR TILE, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                                         75-1606185
(state or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                               identification no.)



                   515 Houston Street, Fort Worth, Texas 76102
                    (Address of principal executive office)
                                   (Zip Code)
                                  (817)870-9400
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO   ___

     All of the common stock of the  registrant is held by Color Tile  Holdings,
Inc.,  a  Delaware  corporation.   The  number  of  shares  outstanding  of  the
registrant's common stock, $.01 par value, as of November 15, 1995 was 101.


                           Exhibit Index is on Page 17

                                COLOR TILE, INC.
                                Table of Contents


PART I - FINANCIAL INFORMATION                                         Page

         Item 1 - Financial Statements                                   3

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Condition         12

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                      17


                                COLOR TILE, INC.
                      Condensed Consolidated Balance Sheet
                       October 1, 1995 and January 1, 1995
                  (Amounts in Thousands, except share amounts)
                                   (Unaudited)

                                     ASSETS

                                                                      October 1,          January 1,
                                                                        1995                1995
                                                                      ---------           ---------
Current Assets
     Cash and cash equivalents                                        $  26,558           $     630
     Accounts and notes receivable, net of
     allowance for bad debts of $3,141 and $753                           9,902              16,032
     Inventories                                                         58,895              87,394
     Other current assets                                                 6,105               6,362
                                                                      ---------           ---------
          Total Current Assets                                          101,460             110,418
                                                                      ---------           ---------

Property, plant and equipment, net                                      124,138             121,667

Goodwill, net                                                           258,672             264,159
Other intangible assets, net                                             40,334              39,787
Deferred financing costs, net                                             6,474               5,757
Other assets                                                              7,820               8,310
                                                                      ---------           ---------
          Total Assets                                                $ 538,898           $ 550,098
                                                                      =========           =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Current portion of long-term debt                                $ 220,833           $   5,817
     Accounts Payable                                                    65,241              61,269
     Employee compensation                                                4,556               5,089
     Accrued interest                                                     8,190               2,099
     Accrued expenses                                                    20,511              21,979
     Customer deposits                                                    9,024               6,878
                                                                      ---------           ---------
          Total Current Liabilities                                     328,355             103,131
                                                                      ---------           ---------

     Long-term debt                                                     198,165             386,717
     Other noncurrent liabilities                                          6,398               6,055
                                                                      ---------           ---------
          Total Liabilities                                             532,918             495,903
                                                                      ---------           ---------

Commitments and contingencies (Note 4)

Redeemable preferred stock, $103,096
     liquidation value at October 1, 1995                                99,860              90,943

Common Stockholder's Deficiency:
     Common Stock $.01 par avlue, 1,000,000 shares authorized
     101 shares issued and outstanding
     Additional paid-in capital                                         111,701              93,060
     Accumulated deficit                                               (205,581)           (129,808)
                                                                      ---------           ---------
          Total Common Stockholder's Deficiency                         (93,880)            (36,748)
                                                                      ---------           ---------
          Total Liabilities and Stockholder's Deficiency              $ 538,898           $ 550,098
                                                                      =========           =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                COLOR TILE, INC.
                 Condensed Consolidated Statement of Operations For the three months and nine months ended October 1, 1995 and October 2, 1994
                             (Amounts in Thousands)
                                   (Unaudited)


                                                Three Months Ended                  Nine Months Ended
                                             -------------------------          -------------------------
                                             October 1,     October 2,          October 1,     October 2,
                                               1994            1994               1995           1995
                                             ----------     ----------          ----------     ----------
Systemwide Sales                             $  167,945     $  175,450          $  514,151     $  522,713
                                             ==========     ==========          ==========     ==========

Net Sales                                    $  160,604     $  168,440          $  491,487     $  504,360

Cost and expenses:
     Cost of sales                              107,135         98,488             305,435        293,604
     Selling, general and administrative         62,204         52,666             170,272        158,375
     Depreciation and amortization                8,111          7,360              22,159         21,341
     Special charges                             34,934         29,600              34,934         29,600
                                             ----------     ----------          ----------     ----------

     Total costs and expense                    212,384        188,114             532,800        502,920
                                             ----------     ----------          ----------     ----------

Operating income (loss)                         (51,780)       (19,674)            (41,313)         1,440

Loss on disposal of a line of business                                                             (2,500)

Interest expense, net                           (11,258)        (8,916)            (33,942)       (26,189)
                                             ----------     ----------          ----------     ----------

Loss before income taxes                        (63,038)       (28,590)            (75,255)       (27,249)

Provision for income taxes                          168            168                 518            510
                                             ----------     ----------          ----------     ----------

     Net loss                                 $ (63,206)     $ (28,758)          $ (75,773)    $  (27,759)
                                             ==========     ==========          ==========     ==========


















     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                COLOR TILE, INC.
       Condensed    Consolidated  Statement of Common  Stockholder's  Deficiency
                    For the nine months ended October 1, 1995
                  (Amounts in Thousands, except share amounts)
                                   (Unaudited)


                                                                      Additional                           Total
                                            Common Stock                Paid-In      Accumulated          Common
                                        Shares         Amount           Capital        Deficit            Deficit
                                        ------         ------         ----------     -----------         ---------

Balance, January 1, 1995                  101                         $   93,060     $ (129,808)         $ (36,748)

Senior Cumulative Preferred Stock
dividends, declared and undeclared                                        (3,980)                           (3,980)

Accretion of difference between
redemption value and proceeds of
Senior Cumulative Preferred Stock                                            (61)                              (61)

Senior Increasing Rate Preferred Stock
dividends, declared and undeclared                                        (6,658)                           (6,658)

Accretion of difference between
redemption value and proceeds of
Senior Increasing Rate Preferred Stock                                      (280)                             (280)

Conversion of Related Party
Subordinated Debt to Additional
Paid-In Capital                                                           15,487                            15,487

Stockholder Cash Contributions to
Additional Paid-In Capital                                                14,250                            14,250

Cash dividends paid to stockholder                                          (117)                             (117)

Net Loss                                                                                (75,773)           (75,773)
                                        ------         ------         ----------     -----------         ---------
Balance, October 1, 1995                   101                        $  111,701     $ (205,581)         $ (93,880)
                                        ======         ======         ==========     ===========         =========







     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                COLOR TILE, INC.
                 Condensed Consolidated Statement of Cash Flows For the nine months ended October 1, 1995 and October 2, 1994
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                           ------------------------------
                                                                           October 1,          October 2,
                                                                              1995                1994
                                                                           ----------          ----------

Cash flows from operating activities:
Net loss                                                                   $ (75,773)          $ (27,759)
                                                                           ----------          ----------
Adjustments to reconcile to cash provided by operating activities:
     Depreciation and amortization                                            22,606              21,949
     Loss on disposal of a line of business                                     -                  2,500
     Special Charges - non cash portion                                       31,778              29,600
     (Increase) decrease in accounts and notes receivable                      1,329              (4,634)
     (Increase) decrease in inventories                                       14,761              (9,407)
     Increase in other current assets                                         (4,463)             (4,272)
     Increase in accounts payable and accrued expenses                         3,537              10,407
     Changes in other assets and liabilities                                  (3,123)             (2,391)
                                                                           ----------          ----------
          Total adjustments                                                   66,425              43,752
                                                                           ----------          ----------

     Cash (used in) provided by operating activities                          (9,348)              15,993
                                                                           ----------          ----------

Cash flows from investing activities:
     Purchase of property,plant and equipment                                 (8,323)            (17,152)
     Other investing activities                                               (2,005)             (3,008)
                                                                           ----------          ----------
          Cash used in investing activities                                  (10,328)            (20,160)
                                                                           ----------          ----------

Cash flows from financing activities:
     Borrowings under revolving line of credit                                82,650             173,000
     Payments on revolving line of credit                                    (74,850)           (161,450)
     Borrowings under subordinated debt                                       30,000                -
     Payments on long-term debt                                               (4,267)             (3,925)
     Stockholder contributions to additional paid-in capital                  14,250                -
     Dividends paid on common stock                                             (117)               -
     Dividends pain on Senior Increasing Rate Preferred Stock                  (2,062)             (6,003)
                                                                           ----------          ----------
          Cash provided by financing activities                               45,604               1,622
                                                                           ----------          ----------

Increase (decrease) in cash and cash equivalents                              25,928              (2,545)

Cash and cash equivalents at beginning of period                                 630               4,522
                                                                           ----------          ----------

Cash and cash equivalents at end of period                                 $  26,558           $   1,977
                                                                           ==========          ==========

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                           $  26,717           $  19,888
        Income taxes                                                       $     690           $     547

Non-cash investing and financing activities
     Capital lease obligations incurred for property plant and equipment   $   8,418           $     465
     Conversion of Subordinated debt to additional paid-in capital         $  15,487           $    -

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                COLOR TILE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                   (unaudited)


1.       Basis of Presentation:

     The Color Tile, Inc. ("Color Tile" or the "Company") condensed, consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed, consolidated financial statements do not include any adjustments relating to recoverability or the classification of recorded asset amounts or the amount or classification of liabilities or any other adjustments that might be necessary should Color Tile be unable to continue as a going concern.

     Because of a generally weak retail environment for consumer products and the Company's reduced advertising and inadequate inventories of salable merchandise during August and September, resulting principally from the Company's lack of adequate working capital, the Company suffered disappointing sales and significant operating losses for the quarter ended October 1, 1995. As a result the Company failed to meet certain financial covenants contained in its Senior Credit Agreement as of October 1, 1995. On November 7, 1995, the Company and the lenders under the Senior Credit Agreement entered into an amendment to the Senior Credit Agreement pursuant to which the lenders (i) waived compliance by the Company with the financial covenants contained in the Senior Credit Agreement until June 30, 1996, subject to the Company's attaining positive Consolidated Adjusted Operating Profit, as defined in the Senior Credit Agreement, for the first quarter of 1996, (ii) agreed to permit the Company to defer the payment of scheduled interest under the Senior Credit Agreement for periods beginning after December 31, 1995, under certain circumstances, (iii) agreed not to accelerate the payment of amounts due the lenders under the Senior Credit Agreement in the event the Company fails to pay interest to the holders of its Senior Notes or the $15,000 promissory note issued by Chemical Bank, N.A. ("Chemical") on September 19, 1995 (the "Chemical Promissory Note") when due, unless the indebtedness represented by the Senior Notes or the Chemical Promissory Note is accelerated as a result of such failure to pay interest and
(iv) agreed that the Company would continue to be able to draw under the revolving credit facility portion of the Senior Credit Agreement.

     Due to the Company's recent financial performance, the Company does not believe that its cash flow from operations for the fourth quarter of 1995 will be sufficient to meet both its working capital requirements as well as the scheduled $10,750 interest payment on the Senior Notes due December 15, 1995 or the scheduled $415 interest payment on the Chemical Promissory Note due December 31, 1995. Accordingly, the Company will not make these interest payments on the Senior Notes and the Chemical Promissory Note in December 1995 and does not intend to pay dividends on its preferred stock for the foreseeable future. The failure to pay interest on the Senior Notes or the Chemical Promissory Note would, after the expiration of the applicable grace periods, permit the respective holders thereof to accelerate the maturity of such debt. In addition to the liquidity to be provided by foregoing interest payments in respect of the Senior Notes and the Chemical Promissory Note, the amounts that Color Tile expects will be available to it under the revolving credit facility portion of the Senior Credit Agreement (on which, as a result of the recent amendment of the Senior Credit Agreement, Color Tile currently anticipates that it will continue to be able to draw through the second quarter of 1996), together with availability under its letters of credit facility with The Bank of Tokyo, Ltd. (the "letters of credit facility"), are expected to be sufficient to meet the Company's working capital requirements through the second quarter of 1996. The Company, therefore, expects to be able to pay ongoing trade and operating expenses in the ordinary course of business through the second quarter of 1996.

     In light of the anticipated inability to pay interest due on the Senior Notes and the Chemical Promissory Note, the Company intends to seek, on an expedited basis, to restructure its obligations under the Senior Credit Agreement, the Senior Notes and the Chemical Promissory Note. The Company will seek to meet with representatives of the lenders under the Senior Credit Agreement and the holders of Senior Notes and the Chemical Promissory Note with a view to negotiation of a consensual plan for the restructuring of the Company's obligations in respect of the Senior Credit Agreement, the Senior Notes, the Chemical Promissory Note and the Company's equity capitalization. The Company cannot predict the timing or outcome of any such negotiations, nor can there be any assurance that any restructuring will be implemented. If such a restructuring cannot be implemented or should operating results fail to improve, the Company may be compelled to refinance some or all of its indebtedness, sell assets, restructure its operations, raise additional equity, or seek protection under Chapter 11 of the United States Bankruptcy Code. No assurance can be given that any of the foregoing, non-bankruptcy alternatives could be accomplished or, if accomplished, would raise sufficient funds for the Company to continue as a going concern.

     Color Tile is a wholly-owned subsidiary of Color Tile Holdings, Inc. ("Holdings"). Reference is made to the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995. These financial statements and the related notes should be read in connection with such Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of October 1, 1995 and January 1, 1995 and its results of operations for the three months and nine months ended October 1, 1995 and October 2, 1994 and cash flows for the nine months ended October 1, 1995 and October 2, 1994. Information included in the Condensed Consolidated Balance Sheet as of January 1, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-K.

     The results of operations for the three months and nine months ended October 1, 1995 may not be indicative of the results of operations for the full fiscal year ending December 31, 1995.

2.       Inventories:

         Inventories consisted of the following:

                                                         October 1,               January 1,
                                                            1995                     1995
                                                      ------------------        ----------------

          Finished Goods                                        $56,885                 $85,176
          Work in Progress                                          829                     563
          Raw Materials                                           1,181                   1,655
                                                      ------------------        ----------------
                                                                $58,895                 $87,394
                                                      ==================        ================

3.       Long-Term Debt:

     On May 19, 1995 and June 12, 1995, the Company entered into Credit Agreements (the "Investcorp Credit Agreements") with an affiliate of INVESTCORP, S.A., which indirectly has the power to vote a majority of the voting shares of Holdings. The Investcorp Credit Agreements provided for $15,000 in unsecured revolving credit facilities due in November 1995. Outstanding borrowings under these facilities accrued interest at 13% per annum. On September 28, 1995, Investcorp contributed these borrowings and accrued interest of $487 to Holdings, which contributed these sums to the Company and terminated the notes representing such indebtedness. The Company has recorded this contribution as additional paid-in capital.


     On September 19, 1995, the Company entered into an amendment of its Senior Credit Agreement. The amendment provides for less restrictive financial covenants from the previous agreement and defers previously scheduled principal payments under the Senior Credit Agreement from 1996 to 1997. As a condition to obtaining the consent of the Bank of Tokyo to the fifth and sixth amendments to the Senior Credit Agreement, in its capacity as a lender under the Senior Credit Agreement, the Company was required to reduce its availability under its letters of credit facility with The Bank of Tokyo, Ltd. from $10,000 to $8,000.

     On September 28, 1995, the Company issued the Chemical Promissory Note in the amount of $15,000 to Chemical Bank in return for an equal amount of cash. The Chemical Promissory Note is due on March 31, 1997, and accrues interest at 10.75% per annum, with interest payable quarterly. The Chemical Promissory Note is unsecured.

     On November 7, 1995, the Company and the lenders under the Senior Credit Agreement entered into an amendment of the Senior Credit Agreement pursuant to which the lenders (i) waived compliance by the Company with the financial covenants contained in the Senior Credit Agreement until June 30, 1996, subject to the Company's attaining positive Consolidated Adjusted Operating Profit, as defined in the Senior Credit Agreement, for the first quarter of 1996, (ii) agreed to permit the Company to defer the payment of scheduled interest under the Senior Credit Agreement for periods beginning after December 31, 1995, under certain circumstances, (iii) agreed not to accelerate the payment of amounts due the lenders under the Senior Credit Agreement in the event the Company fails to pay interest to holders of its Senior Notes and the Chemical Promissory Note when due, unless the indebtedness represented by the Senior Notes or the Chemical Promissory Note is accelerated as a result of such failure to pay interest and (iv) agreed that the Company would continue to be able to draw under the revolving credit facility portion of the Senior Credit Agreement. The amendment also eliminates the Company's ability to convert borrowings to Eurodollar loans. As existing Eurodollar loans expire in December 1995 and January 1996, the principal represented by such loans will begin to accrue interest at the agent bank's announced reference rate (8.75% at October 1, 1995) plus 1 1/2% which is anticipated to be a higher interest rate than borne by Eurodollar loans. At October 1, 1995, the Company had $163,000 of Eurodollar loans outstanding at an average interest rate of 8.77% per annum.

     In connection with the foregoing transactions, on August 15, 1995, in accordance with its obligations under the Senior Credit Agreement, the Company pledged the shares of its wholly-owned subsidiary, American Blind and Wallpaper Factory, Inc. ("ABWF") to secure the Company's obligation under the Senior Credit Agreement and caused ABWF to execute a guaranty of the Company's obligations under the Senior Credit Agreement and to grant a security interest in its assets to secure such guaranty.

     In light of the Company's recent financial performance, the Company does not believe that its cash flow from operations for the fourth quarter of 1995 will be sufficient to meet both its working capital requirements, as well as the scheduled $10,750 interest payment on the Senior Notes due December 15, 1995 and the scheduled $415 interest payment of the Chemical Promissory Note due December 31,1995. Accordingly, the Company will not make the interest payments on the Senior Notes and Chemical Promissory Note in December 1995 and does not intend to pay dividends on its preferred stock for the foreseeable future. The failure to pay interest on the Senior Notes or the Chemical Promissory Note would, after expiration of the applicable grace periods, permit the respective holders to accelerate the maturity of such debt. In addition to the liquidity to be provided by foregoing interest payments in respect of the Senior Notes and the Chemical Promissory Note, the amounts that Color Tile expects will be available to it under the revolving credit facility portion of the Senior Credit Agreement (on which, as a result of the recent amendment of the Senior Credit Agreement, Color Tile currently anticipates that it will continue to be able to draw through the second quarter of 1996), together with availability under its letters of credit facility with The Bank of Tokyo, Ltd., are expected to be sufficient to meet its working capital requirements through the second quarter of 1996. The Company therefore expects to be able to pay ongoing trade and operating expenses in the ordinary course of business through the second quarter of 1996.

     Given the Company's intent to forego interest payments on the Senior Notes and Chemical Promissory Note in December 1995, and the ability of the holders to accelerate the indebtedness, after expiration of applicable grace periods, these borrowings have been classified as current in the accompanying condensed, consolidated balance sheet.

     There can be no assurance that the Company will be in compliance with the financial covenants of the Senior Credit Agreement when the waivers expire on June 30, 1996. If the Company is unable to maintain compliance with such financial covenants, or other covenants, it will be necessary to obtain a further waiver or amendment of such covenants from the lenders under the Senior Credit Facility in order for the Company to continue to be able to draw under the revolving credit facility portion of the Senior Credit Agreement after June 30, 1996.

4.       Commitments and Contingencies:

     There are various claims and pending actions incident to the business operations of the Company. In the opinion of management, the Company's potential liability in all pending actions and claims, in the aggregate, is not material.

     During the third quarter of 1995, the Company and the purchaser of its wood manufacturing plant mutually terminated and released each other from the supply agreement for wood flooring products pursuant to which the Company, subject to certain exceptions and a minimum annual purchase requirement, was required to purchase all of its requirements for hardwood flooring through May 1998.

5.       Common Stockholder's Deficiency

     On September 28, 1995, Investcorp contributed the notes under the Investcorp Credit Agreements and accrued interest of $487 to Holdings, which contributed these sums to the Company and terminated the notes representing such indebtedness. Concurrent with the Fifth Amendment to the Senior Credit Agreement and issuance of the Promissory Note, Holdings contributed $14,250 in cash to the Company. The Company has recorded these contributions as additional paid-in capital.

6.       Systemwide Sales:

     Systemwide sales include retail sales of all Company stores, retail sales of all Franchise stores, sales of American Blind and Wallpaper Factory ("ABWF") and sales of manufactured products to outside third parties.

7.       Advertising:

     The Company adopted the AICPA's, Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs", effective for the three month period ended April 2, 1995 and subsequent periods. Pursuant to the provisions of SOP 93-7, the Company expenses the costs of advertising in the annual period in which those costs are incurred, except for direct response advertising of ABWF (e.g. magazine, newspaper and television advertisements containing ABWF's products), which is capitalized and amortized over its expected period of future benefits. These direct-response advertising costs are amortized over the period following publication of the advertisements during which future benefits of the specific advertising are to be recognized. At October 1, 1995, $793 of ABWF advertising costs were deferred.


8.       Special Charges:

     During the third quarter of 1995, following a review of its operations, the Company established provisions with respect to its program to eliminate underperforming, excess and obsolete merchandise from its ceramics, resilient and wood product lines, for closures of underperforming Company and certain terminated or delinquent franchise stores, and for the revaluation of certain assets and liabilities. As a result, the Company recorded a $34,934 charge to earnings in the third quarter which consisted of:

     Inventory  reduction  program                $ 15,480
     Store  closures                                 6,352
     Valuation of assets and liabilities
      due to change in management  strategy         13,102
                                                  ---------
                                                  $ 34,934
                                                  =========

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

    Impairment of assets                                              $14,500
    Unfavorable purchase commitment/product write-down                  9,700
    Store closures and conversions                                      5,400
                                                                     ----------
                                                                      $29,600
                                                                     ==========

9.       Loss on Disposal of a Line of Business

     On May 20,  1994 the Company  sold its wholly  owned  Canadian  subsidiary,
Factory Carpet, which operated 37 retail stores in Canada (including 8 franchised stores). In connection with the disposition of Factory Carpet, the Company recorded a charge to continuing operations of $8,651 in 1993 and an additional estimated loss on sale of $2,500 in the second quarter of 1994.

10.      Impairment of Long-Lived Assets

     In anticipation of the Company's adoption of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company has undertaken a study under SFAS No. 121 to determine the recoverability of certain long-lived assets, including property, plant and equipment, goodwill and intangible assets. The Company anticipates that, at the conclusion of this study during the fourth quarter of 1995, the Company will adopt SFAS No. 121 and a substantial charge will be recorded to earnings to reflect an impairment of these assets as required by SFAS No. 121.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (Amounts in thousands)


Results of Operations

     During the third quarter of 1995, following a review of its operations, the Company established provisions with respect to its program to eliminate underperforming, excess and obsolete merchandise from its ceramics, resilient and wood product lines, for closures of underperforming Company and certain terminated or delinquent franchise stores, and for the revaluation of certain assets and liabilities. As a result, the Company recorded a $34,934 charge to earnings in the third quarter which consisted of:

                  Inventory reduction program                           $ 15,480
                  Store Closures                                           6,352
                  Valuation of Assets and Liabilities
                     due to change in management strategy                 13,102
                                                                        --------
                                                                        $ 34,934
                                                                        ========

     In addition, the Company, in anticipation of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), has undertaken a study under SFAS No. 121 to determine the recoverability of certain long-lived assets, including property, plant and equipment, goodwill, and intangible assets. The Company anticipates that, at the conclusion of this study during the fourth quarter of 1995, a substantial charge will be recorded to earnings to reflect an impairment of these assets as required by SFAS No. 121.

Three months ended October 1, 1995, compared to three months ended October 2, 1994.

     Net Sales. Net sales for the three months ended October 1, 1995 decreased $7,836, or 4.6%, to $160,604 compared to the prior-year period. The decrease in net sales results principally from (i) a 6.2% decrease in sales of Company operated retail stores open over one year, (ii) a 6.8% reduction in the number of Company operated retail stores and (iii) a 8.2% decrease in sales by ABWF, the effects of which were partially offset by (i) increased sales of merchandise to franchisees and (ii) sales generated at stores open less than one year. The Company believes that the decline in the U. S. floor covering market that began in the first quarter of 1995 continued throughout the second and third quarters of 1995 as consumer confidence remained low.

     At October 1, 1995, there were 802 retail stores in operation selling the Company's products, including 148 stores operated by franchisees as compared to 826 retail stores in operation as of October 2, 1994, including 124 stores operated by franchisees.

     Cost of Sales. Cost of sales increased by $8,647 for the three months ended October 1, 1995, compared to the prior-year period, as the Company continued its program to eliminate slow-moving inventory. As a percentage of net sales, cost of sales increased to 66.7% for the three months ended October 1, 1995 as compared to 58.5% for the prior-year period. The increase in cost of sales as a percentage of sales resulted primarily from (i) the sale of slow-moving inventory at reduced retail prices, (ii) a 34.1% increase in merchandise sales to franchisees and (iii) reduced margins from manufacturing operations. A non-recurring charge of $4,058 was recorded in the third quarter. Net of the charge, cost of sales would have been $103,077 for the third quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 38.7% for the three months ended October 1, 1995 as compared to 31.3% for the prior-year period. Such expenses increased by $9,538 from the prior-year period primarily due to (i) higher insurance costs resulting primarily from increased medical and workers' compensation claims activity ($3,940), (ii) consulting costs related to the Company's strategic repositioning projects ($1,671) and (iii) the costs of closing unprofitable stores ($462). A non-recurring charge of $3,742 was recorded in the third quarter. Net of this charge selling, general and administrative expense would have been $58,462 for the quarter as compared to $52,666 during the prior year period.

     Interest Expense, Net. Interest expense, net, increased $2,342 for the three months ended October 1, 1995 as compared to the prior-year period. The increased interest expense resulted from additional borrowings of $29,000 under the term loan portion of the Senior Credit Agreement during the fourth quarter 1994, borrowings under the Investcorp Credit Agreements through September 28, 1995, borrowings under the Chemical Promissory Note from September 28, 1995 and higher interest rates on total borrowings under the Company's Senior Credit Agreement.

     Pre-Tax Loss. Pre-tax loss was $63,038 for the three months ended October 1, 1995 as compared to a pre-tax loss of $28,590 for the prior-year period. The increased 1995 pre-tax loss, resulted from the 1995 special charge of $34,934, a non-recurring charge to cost of sales and selling, general and administrative expense of $7,800 and the decrease in profit from Company stores and ABWF due to lower sales and margins during the period, the increase in selling, general and administrative expenses described above and the increase in interest expense. The 1994 results include special charges of $29,600.

     Income Taxes. Income tax expense was $168 for the three months ended October 1, 1995 and October 2, 1994.

     Net Loss. Net loss for the three months ended October 1, 1995 was $63,206 as compared to a net loss of $28,758 in the prior-year period. The current period net loss resulted principally from the decrease in operating income from Company-owned retail stores and ABWF due to lower sales during the period, increased selling, general and administrative expenses and the increase in interest expense.


Nine months ended October 1, 1995, compared to nine months ended October 2, 1994.

     Net Sales. Net sales for the nine months ended October 1, 1995 decreased $12,873, or 2.6%, compared to the prior-year period. The decrease in sales resulted from (i) a 5.3% decrease in retail sales by Company stores open over one year, (ii) a 6.8% reduction in the number of Company-operated retail stores and (iii) lower sales by ABWF. This sales decline was partially offset by (i) increased sales of merchandise to franchisees and (ii) sales generated by stores open for less than one year. The Company believes that the U.S. floor coverings market declined throughout the first nine months of 1995 as major home remodeling projects were deferred in response to weak existing home sales and low consumer confidence.

     At October 1, 1995, there were 802 retail stores in operation selling the Company's line of products, 148 of which were operated by franchisees.

     Cost of Sales. Cost of sales increased by $11,831 for the nine months ended October 1, 1995 as compared to the prior-year period. As a percentage of Net Sales, cost of sales increased to 62.1% for the nine months ended October 1, 1995 as compared to 58.2% for the prior-year period. The increase in cost of sales as a percentage of Net Sales resulted primarily from the ongoing sales mix shift caused by increased sales of merchandise to franchisees and the inventory reduction program initiated in the second quarter. Gross margins were also negatively impacted by lower retail sales activity and decreased capacity utilization at the Company's manufacturing facilities. A non-recurring charge of $4,058 was recorded to cost of sales in the third quarter. Net of this non-recurring charge, costs of sales of would have been $301,377 for the nine months ended October 1, 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of Net Sales to 34.6% for the nine months ended October 1, 1995 as compared to 31.4% for the prior-year period. Such expenses increased in aggregate dollar amount by $11,897 for the nine months ended October 1, 1995, as compared to the prior-year period due primarily to (i) higher insurance costs resulting from increased medical and workers' compensation claims activity, (ii) consulting costs related to the Company's strategic repositioning projects and (iii) costs incurred in connection with the introduction of ABWF's carpet program. A non-recurring charge of $3,742 was recorded in the third quarter. Net of this non-recurring charge, selling, general and administrative expenses would have been $166,530 for the nine month period ended October 1, 1995.

     Interest Expense, Net. Interest expense, net, increased $7,753 for the nine months ended October 1, 1995 as compared to the prior-year period. The increased interest expense resulted from additional borrowings of $29,000 under the term loan portion of the Senior Credit Agreement during the fourth quarter of 1994, borrowings under the Investcorp Credit Agreements through September 28, 1995, borrowings under the Chemical Promissory Note from September 28, 1995 and higher interest rates on total borrowings, and interest incurred in conjunction with various sales promotions.

     Pre-Tax Loss. Pre-tax loss for the nine months ended October 1, 1995 was $75,255 as compared to pre-tax loss of $27,249 for the prior-year period. The increased pre-tax loss, for the nine months ended October 1, 1995 was due primarily to (i) the 1995 special charge, (ii) lower retail sales by Company-operated stores and ABWF, (iii) increased cost of sales resulting from the continuing sales shift to lower margin product lines and the inventory reduction program, (iv) increased selling, general and administrative expenses as described above, (v) increased interest expense resulting from increased borrowing levels and higher interest rates on variable rate borrowings and (vi) certain non-recurring charges recorded to cost of sales and selling, general and administrative expense during the third quarter of 1995. Pre-tax loss for the nine months ended October 2, 1994 included a $2,500 loss on disposal of the Company's Canadian operations and special charges of $29,600.

     Income Taxes. Income tax expense was $518 for the nine months ended October 1, 1995 as compared to $510 in the prior-year period.

     Net Loss. Net loss was $75,773 for the nine months ended October 1, 1995 as compared to net loss of $27,759 in the comparable prior-year period. The increase in net loss from the comparable prior-year period resulted primarily from the decrease in operating income, the increase in selling, general, and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

     As of October 1, 1995, the Company had outstanding debt of approximately $419,000 (including capitalized lease obligations and the current portion of long-term debt), preferred stock with a liquidation preference of approximately $103,100 and a common stockholder's deficiency of approximately $93,900. The current portion of long-term debt was $220,833, which includes the Senior Notes and the Chemical Promissory Note.

     At October 1, 1995, the Company had $173,400 in outstanding borrowings under the Senior Credit Agreement and the average fluctuating interest rate on such borrowings approximated 8.8% per annum. As of November 10, 1995, the Company had $12,150 of availability under the Senior Credit Agreement and $3,934 under the letters of credit facility.

     During the remainder of fiscal 1995, the Company's principal payments due under its long-term mortgage indebtedness and payments due under capitalized leases will aggregate approximately $1,469. Interest payments under the Senior Credit Agreement are generally due at the end of each calendar quarter and are anticipated to be approximate $4,100 quarterly. Interest payments of $10,750 on the Senior Notes and of $415 on the Chemical Promissory Note (as defined below) are payable on December 15, 1995 and December 31, 1995, respectively.

     Approximately $8,600 annually of cash dividends were scheduled to be paid quarterly on the Series A Shares during 1995 of which the Company paid $2,062 in January 1995. As of January 15, 1995, the Company's Redeemable Senior Preferred Stock began to accrue cash dividends of approximately $5,200 annually, scheduled to be paid quarterly. The Company did not pay the scheduled quarterly cash dividends on the preferred stock in April, July and October of 1995 and does not intend to pay dividends on its preferred stock for the foreseeable future. Failure of the Company to pay scheduled preferred stock dividends will not cause a default or acceleration of any financial obligations of the Company. However, although the relevant terms of the two outstanding series of preferred stock differ somewhat, in general if six quarterly preferred stock dividends are not paid, the holders of the preferred stock will be entitled to elect an aggregate of up to four directors of the Company. The Company currently has three directors and, if the preferred stockholders were to become entitled to elect four directors and assuming no change in the authorized number of directors, the directors selected by the preferred stockholders would hold four of the seven director positions.

     In mid-August, a series of transactions was initiated which, based upon the Company's then assumptions and projections, the Company believed would provide sufficient liquidity both to finance its operations and to pay its obligations with respect to borrowed money. These transactions consisted of the following:

     (i) On September 19, 1995, the Company entered into an amendment to its Senior Credit Agreement providing for less restrictive financial covenants than the previous agreement and deferred previously scheduled principal payments under the Senior Credit Agreement from 1996 to 1997. As a condition to obtaining the consent of The Bank of Tokyo, Ltd. to the Amendment to the Senior Credit Agreement, in its capacity as a lender under the Senior Credit Agreement, the Company was required to reduce its availability under its letters of credit facility with The Bank of Tokyo, Ltd. from $10,000 to approximately $8,300.

     (ii) In May and June 1995, the Company had borrowed $15,000 under the Investcorp Credit Agreements from an affiliate of Investcorp, which borrowings bore interest at the rate of 13% per annum. On September 28, 1995, prior to maturity in November 1995, Investcorp contributed all outstanding borrowings under the Investcorp Credit Agreements ($15,000) and accrued interest of $487 to the capital of Holdings and Holdings then contributed these amounts to the capital of the Company, thus relieving the Company of any obligation to repay the borrowings. As a result, these agreements terminated.

     (iii) On September 28, 1995, the Company received cash of $15,000 from the issuance of a new promissory note to Chemical Bank, N.A. (the "Chemical Promissory Note"), due on March 31, 1997, which bears interest at 10.75% per annum.

     (iv) Also on September 28, 1995, the Company received a $14,250 cash capital contribution from Holdings which was funded by a $15,000 equity contribution to Holdings by Investcorp.

     (v) In anticipation of these transactions, on August 15, 1995, in accordance with its obligations under the Senior Credit Agreement, the Company pledged the shares of its wholly-owned subsidiary, American Blind and Wallpaper Factory, Inc. ("ABWF"), to secure the Company's obligation under the Senior Credit Agreement and caused ABWF to execute a guaranty of the Senior Credit Agreement and to grant a security interest in its assets to secure such guaranty.

     At October 1, 1995, the Company was not in compliance with the trailing three month operating profits and net worth covenants in the amended Senior Credit Agreement, which are measured quarterly. Such non-compliance resulted from the decline in operating results in the third quarter. On November 7, 1995, the Company and the lenders under the Senior Credit Agreement entered into an amendment of the Senior Credit Agreement pursuant to which the lenders (i) waived compliance by the Company with the financial covenants contained in the Senior Credit Agreement until June 30, 1996, subject to the company's attaining positive Consolidated Adjusted Operating Profit, as defined, for the first quarter of 1996, (ii) agreed to permit the Company to defer the payment of scheduled interest under the Senior Credit Agreement for periods beginning after December 31, 1995, under certain circumstances, (iii) agreed not to accelerate the payment of amounts due to them in the event the Company fails to pay interest on its Senior Notes or the Chemical Promissory Note when due, unless the indebtedness represented by the Senior Notes or the Chemical Promissory Note were to be accelerated as a result of such failure to pay interest and (iv) agreed that the Company would continue to be able to draw under the revolving credit facility portion of the Senior Credit. As a condition of obtaining the consent of the Bank of Tokyo to the Sixth Amendment to the Senior Credit Agreement, in its capacity as a lender under the Senior Credit Agreement, the Company was required to reduce its availability under its letters of credit facility with The Bank of Tokyo, Ltd. from $8,300 to $8,000.

     As discussed above, the Company's operating results for the third quarter declined much more than anticipated as a result of which the Company's prior assessment as to its near-term liquidity has been revised. Based upon its recent financial performance, the Company does not believe that its cash flow from operations for the fourth quarter of 1995 will be sufficient to meet both its working capital requirements as well as the interest payments required to be made in respect of the Senior Notes and the Chemical Promissory Note in December 1995. Accordingly, the Company will not make the interest payments on the Senior Notes and the Chemical Promissory Note in December 1995 and does not intend to pay dividends on its preferred stock for the foreseeable future. The failure to pay interest on the Senior Notes and the Chemical Promissory Note would, after the expiration of applicable grace periods, permit the respective holders thereof to accelerate the maturity of such debt. In addition to the liquidity to be provided by foregoing interest payments in respect of the Senior Notes and the Chemical Promissory Note, the amounts that Color Tile expects will be available to it under the revolving credit portion of the Senior Credit Agreement (on which, as a result of the recent sixth amendment of the Senior Credit Agreement, Color Tile expects that it will continue to be able to draw through the second quarter of 1996), together with availability under its letters of credit facility, are expected to be sufficient to meet the Company's working capital requirements through the second quarter of 1996. The Company therefore expects to be able to pay ongoing trade and operating expenses in the ordinary course of business through the second quarter of 1996.

     There can be no assurance that the Company will be in compliance with the financial covenants in the Senior Credit Agreement when the waivers expire on June 30, 1996. If the Company is unable to maintain compliance with the financial, or other covenants, in the Senior Credit Agreement, it will be necessary to obtain a further waiver or amendment of such covenants from the lenders under the Senior Credit Agreement in order for the Company to continue to draw under the revolving credit facility of the Senior Credit Agreement.

     A default under the Senior Credit Agreement does not give rise to a default under the Senior Notes but would give rise to a default under certain of the Company's other financing facilities. If such default were to occur and the Company was unable to secure the requisite waivers or covenant modifications, the Company would have to refinance some or all of its indebtedness, sell assets, restructure its operations or raise additional equity. No assurance can be given that any of the foregoing could be accomplished or, if accomplished, would raise sufficient funds for the Company to satisfy its debt service and other financial obligations on a timely basis.

     Capital expenditures for the nine months ended October 1, 1995 were $8,323 as compared to $17,152 for the prior year period. These capital expenditures were funded through borrowings under the revolving credit portion of the Senior Credit Agreement and the Investcorp Credit Agreements. During the remainder of fiscal 1995, the Company anticipates total capital expenditures of approximately $2,800. Capital expenditures for 1995 have been reduced significantly from the level contemplated at the beginning of the year in view of the decline in operating results.

     In light of the anticipated inability to pay interest due on the Senior Notes, the Company intends to seek, on an expedited basis, to restructure its obligations under the Senior Credit Agreement, the Senior Notes and the Chemical Promissory Note. The Company will seek to meet with representatives of lenders under the Senior Credit Agreement and holders of the Senior Notes and the Chemical Promissory Note with a view to negotiation of a consensual plan for the restructuring of the Company's obligations in respect of the Senior Credit Agreement, the Senior Notes, the Chemical Promissory Note and the Company's equity capitalization. The Company cannot predict the timing or outcome of any such negotiations, nor can there be any assurance that any restructuring will be implemented. If such restructuring cannot be implemented or should operating results fail to improve, the Company may be compelled to refinance some or all of its indebtedness, sell assets, restructure its operations, raise additional equity or seek protection under Chapter 11 of the United States Bankruptcy Code. No assurance can be given that any of the foregoing, non-bankruptcy alternatives could be accomplished or, if accomplished, would raise sufficient funds for the Company to continue as a going concern.


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

Item 6.   Exhibits and Reports on Form 8-K.


(a)      Exhibits

10(dd) Amendment No. 5, dated as of September 19, 1995, to the Credit Agreement, dated as of November 27, 1991, as amended, among the Company, the lenders party thereto and Chemical Bank as agent.

10(ee) Amendment No. 6, dated as of November 7, 1995, to the Credit Agreement dated as of November 27, 1991, as amended, among the Company, the lenders party thereto and Chemical Bank as agent.

10(ff) Receivables Purchase and Transfer Agreement, dated as of September 20, 1995, between Color Tile, Inc. and First Interstate Bank of Texas, N.A.

10(gg) Letters of Credit Agreement among Color Tile, Inc. and The Bank of Tokyo, Ltd. as of September 19, 1995.

10(hh) Agreement Re Resignation and Consulting between Color Tile, Inc., Color Tile Holdings, Inc., and Eddie M. Lesok, dated as of August 21, 1995.

10(ii) Agreement Re Resignation and Consulting between Color Tile, Inc., Color Tile Holdings, Inc., and N. Laurence Nagle, dated as of July 15, 1995.

10(jj) Amendment to the Agreement Re Resignation and Consulting between Color Tile, Inc., Color Tile Holdings, Inc., and N. Laurence Nagle, dated as of July 15, 1995, amended as of August 21, 1995

10(kk) Promissory Note between Color Tile, Inc. as borrower and Chemical Bank, N.A., as lender, $15,000,000, dated as of September 28, 1995.

10(ll) Employment agreement between Bart A. Brown, Jr. and Color Tile, Inc., dated August 21, 1995.

10(mm) Form of Agreement between Bart A. Brown, Jr. and Investcorp Bank, E.C., dated August 21, 1995.

10(nn) Amendment to the Letters of Credit Agreement among Color Tile, Inc. and the Bank of Tokyo, Ltd., dated as of November 9, 1995.

10(oo) Indemnity Agreement between Perry Odak and Investcorp Bank, E.C., an updated.

10(pp) Amendment to the Promissory Note between Color Tile, Inc. as borrower and Chemical Bank, N.A., as lender, $15,000,000 dated as of September 28, 1995, amended as of November 9, 1995

(b)      Reports on Form 8-K
         None

     SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COLOR TILE, INC.
                                    (Registrant)
Date:
November 15, 1995                  /s/ Bart A. Brown, Jr.
                                   Bart A. Brown, Jr.,
                                   Chairman of the Board
                                   and Chief Executive Officer